Form 10-Q
period 1996-03-31
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1996-05-13
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                               Commission file No.
                                     0-18899

                         TANKNOLOGY ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                  76-0284783
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

          5225 HOLLISTER
          HOUSTON, TEXAS                               77040-6294
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:    (713) 690-8265

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      [X]                 No        [ ]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 1996 was 14,237,012.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART III. SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            March 31,        December 31,
                                                                              1996             1995
                                                                           ------------    ------------
               ASSETS
CURRENT ASSETS:

      Cash and cash equivalents ........................................   $ 16,953,472    $ 14,967,107
      Short-term investments ...........................................      2,180,470       3,694,873
      Accounts receivable, net .........................................      3,653,536       5,023,019
      Inventories, net .................................................        313,576         350,275
      Current deferred tax asset .......................................        592,430         576,002
      Income tax receivable ............................................      2,251,676       2,106,678
      Other current assets .............................................        737,921         789,627
                                                                            ------------    -----------
           Total current assets ........................................     26,683,081      27,507,581
PROPERTY AND EQUIPMENT, NET ............................................      9,062,535       9,049,510
INTANGIBLE ASSETS, LESS ACCUMULATED
    AMORTIZATION .......................................................      3,663,961       3,765,400
DEFERRED TAX ASSET .....................................................        944,739         872,610
NET ASSETS OF DISCONTINUED OPERATIONS AND
    OTHER ASSETS .......................................................      1,552,051       1,081,509
                                                                            ------------    -----------
      Total assets .....................................................   $ 41,906,367    $ 42,276,610
                                                                            ============    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

      Notes payable ....................................................   $       --      $     28,939
      Accounts payable .................................................        787,652       1,009,814
      Accrued liabilities ..............................................      1,768,842       1,552,564
                                                                            ------------    -----------
           Total current liabilities ...................................      2,556,494       2,591,317
DEFERRED INCOME ........................................................         15,120          20,160
                                                                            ------------    -----------
      Total liabilities ................................................      2,571,614       2,611,477
                                                                            ------------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

      Preferred stock, $.10 par value; 10,000,000 shares
          authorized; no shares issued and outstanding .................           --              --
      Common stock, $.01 par value; 100,000,000 shares
           authorized; 15,192,237 and 15,185,237 shares issued
           at March 31, 1996 and December 31, 1995, respectively .......        151,922         151,852
      Additional paid-in capital .......................................     33,109,657      33,096,987
      Retained earnings ................................................     10,260,845      10,603,965
       Treasury stock at cost, 955,225 shares, at March 31, 1996 and
           December 31, 1995 ...........................................     (4,187,671)     (4,187,671)
                                                                            ------------    -----------
      Total shareholders' equity .......................................     39,334,753      39,665,133
                                                                            ------------    -----------
      Total liabilities and shareholders' equity.......................    $ 41,906,367    $ 42,276,610
                                                                            ============    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                       Three months ended
                                                             March 31,
                                                     --------------------------
                                                                       1995
                                                         1996        (Restated)
                                                     -----------    -----------
REVENUES .........................................   $ 5,353,941    $ 6,239,930
COST OF SERVICES .................................     3,715,115      3,420,309
                                                     -----------    -----------
     Gross profit ................................     1,638,826      2,819,621
SELLING, GENERAL & ADMINISTRATIVE EXPENSES .......     2,421,711      2,761,544
                                                     -----------    -----------
     Income (loss) from operations ...............      (782,885)        58,077
OTHER INCOME (EXPENSE): ..........................       283,837        198,325
                                                     -----------    -----------
     Income (loss) from continuing operations
         before income taxes .....................      (499,048)       256,402
INCOME TAX PROVISION (BENEFIT) ...................      (155,928)        93,483
                                                     -----------    -----------
     Income (loss) from continuing operations ....      (343,120)       162,919
LOSS FROM DISCONTINUED OPERATIONS, NET ...........          --         (348,504)
                                                     -----------    -----------
     Net income (loss) ...........................      (343,120)      (185,585)
                                                     ===========    ===========


Earnings (loss) per share from continuing
     operations ..................................   $     (0.02)   $      0.01
Loss per share from discontinued operations ......           --           (0.02)
                                                     ------------   ------------
NET EARNINGS (LOSS) PER SHARE ....................         (0.02)         (0.01)
                                                     ============   ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING .................................    14,237,012      14,230,012
                                                     ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) .............................................   $   (343,120)   $   (185,585)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization .............................        778,803         998,889
         Net amortization of premiums and discounts on short-term
           investments .............................................        (39,500)        (83,984)
         Loss on disposal of assets ................................          3,736            --
         Deferred income taxes .....................................        (88,557)       (118,523)
         Deferred income ...........................................         (5,040)         (5,040)
         Change in assets and liabilities:
           Decrease in accounts receivable, net ....................      1,369,483       1,786,321
           Decrease in costs and estimated earnings
              in excess of billings on uncompleted contracts .......           --            45,066
           Decrease in inventories, net ............................         36,699         110,919
           Increase in income tax receivable .......................       (144,998)           --
           Decrease in other current assets ........................         51,706          97,895
           Increase in net assets of discontinued operations .......       (533,595)           --
            Decrease in accounts payable and accrued
              liabilities ..........................................         (5,884)        (29,719)
                                                                       ------------    ------------
                Total adjustments ..................................      1,422,853       2,801,824
                                                                       ------------    ------------
                Net cash provided by operating activities ..........      1,079,733       2,616,239
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures ..........................................       (637,178)       (221,950)
     Proceeds from the sale of assets ..............................         22,000            --
     Purchase of short-term investments ............................     (1,579,287)     (3,068,723)
     Proceeds from maturities of short-term investments ............      3,133,194       3,520,994
     Increase in intangible assets .................................         (3,158)        (10,094)
                                                                       ------------    ------------
                Net cash provided by investing activities ..........        935,571         220,227
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on notes payable ...........................        (28,939)        (32,331)
                                                                       ------------    ------------
                Net cash used in financing activities ..............        (28,939)        (32,331)
                                                                       ------------    ------------
                Net increase in cash and cash equivalents ..........      1,986,365       2,804,135
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD ........................................................     14,967,107       6,249,636
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 16,953,472    $  9,053,771
                                                                       ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited condensed consolidated financial statements include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries (the "Company"). The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1996, and should be read in conjunction therewith.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at March 31, 1996, the consolidated results of its operations for the three-month periods ended March 31, 1996 and 1995, and its consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the consolidated statement of operations and related notes thereto have been restated to reflect the Company's Mankoff, Inc. ("Mankoff") and Engineered Systems, Inc. ("ESI") subsidiaries as discontinued operations as discussed in Note 4. All amounts related to the statement of operations are from continuing operations unless otherwise indicated.

     SHORT-TERM INVESTMENTS

     Short-term investments are those with maturities greater than three months when purchased. The Company has classified all investments as available-for-sale. When purchased, securities are recorded at cost and adjusted for unrealized holding gains and losses due to market fluctuations. Gains and losses are recorded upon the sales of short-term investments based upon the specific identification method.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Reserves are established against inventories for excess, slow moving and obsolete items and for items where net realizable value is less than cost. At March 31, 1996 and December 31, 1995, the inventory reserve balance was $510,480.

     INCOME TAXES

     The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.

     EARNINGS PER COMMON SHARE

     Primary earnings per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options or warrants reflected under the treasury stock method. Fully diluted earnings per share are not presented because such amounts would be the same as amounts computed for primary earnings per share.

     NEW ACCOUNTING STANDARDS

     Effective January 1, 1996, the Company adopted SFAS No. 121, entitled "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of." The effect of this adoption was not material to the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 123, entitled "Accounting for Stock-Based Compensation," in October 1995. Effective January 1, 1996, the Company has elected to adopt the disclosure requirements of SFAS No. 123.

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

     Additional information regarding certain balance sheet accounts at March 31, 1996 and December 31, 1995 is presented below:


                                               March 31,    December 31,
                                                 1996          1995
                                              -----------   -----------
                                              (unaudited)
Other current assets:

         Interest receivable ..............   $    29,916   $    53,800
         Prepaid expenses .................       511,125       563,641
         Employee travel advances .........        68,482        85,267
         Deposits .........................        17,869        20,219
         Other ............................       110,529        66,700
                                              -----------   -----------
            Total other current assets.....   $   737,921   $   789,627
                                              -----------   -----------
Accrued liabilities:

         Compensation .....................   $   695,233   $   630,265
         Litigation and claims reserves ...       761,500       630,000
         Other taxes ......................        51,809        86,019
         Other ............................       260,300       206,280
                                              -----------   -----------
            Total accrued liabilities......   $ 1,768,842   $ 1,552,564
                                              ===========   ===========

3.   NOTES PAYABLE:

     The Company has a $10 million unsecured revolving credit facility with a bank. The Company is required to maintain certain financial covenants regarding net worth and debt to cash flow. No borrowings were outstanding under such bank credit facility at March 31, 1996. The amounts available under the credit facility are reduced by amounts outstanding under letters of credit issued on behalf of the Company by the same bank. At March 31, 1996, $106,000 was issued under letter of credit agreements. This credit facility matures in July 1996.

     At December 31, 1995, the Company had outstanding notes payable of $28,939 issued for the financing of insurance premiums. The notes matured in February 1996.

4.   DISCONTINUED OPERATIONS:

     During 1995, the Board of Directors of the Company elected to discontinue operations at its Mankoff and ESI subsidiaries and put the assets of the businesses up for sale.

     Mankoff's operations were discontinued as of June 30, 1995. Mankoff's revenues were $6,353,000 for the year ended December 31, 1995. Mankoff was sold on December 21, 1995, for $1,500,000 in cash and two twenty-four month non-interest bearing notes receivable totalling $805,000. The purchaser has also assumed the performance of all contract obligations of Mankoff. A provision for loss on disposition of Mankoff of $3,610,000 net of an income tax benefit of $1,892,000 has been recorded as a result of the sale.

     ESI's operations were discontinued as of December 31, 1995. ESI's revenues were $3,718,000, for the year ended December 31, 1995. A provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, has been recorded net of an income tax benefit of $1,914,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, inventories and property, plant and equipment offset by accrued liabilities including estimated losses through the expected date of sale. The Company will fulfill all contract obligations of ESI unless a buyer of the business assumes performance of its contracts.

5.   COMMON STOCK AND STOCK OPTIONS:

     On January 1, 1996, the Company issued 7,000 shares of Restricted Stock with a market value of $12,740 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

6.   COMMITMENTS AND CONTINGENCIES:

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $150,000, or in some cases, $200,000. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months
Ended March 31, 1995

     Revenues declined from $6,240,000 during the three months ended March 31, 1995 to $5,354,000 during the three months ended March 31, 1996, a decline of 14%. Underground storage tank ("UST") testing service revenues decreased from $4,962,000 during the first quarter of 1995 to $4,271,000 during the same period in 1996. The number of USTs tested using the Company's VacuTect process dropped to 5,727 during the first three months of 1996 from 7,094 during the first three months of 1995, primarily due to a change in method of compliance with EPA regulations to monthly monitoring of tanks rather than annual tightness testing by some owners and operators of USTs. Revenues declined to $981,000 during the first quarter of 1996 from $1,228,000 during the prior-year period at the Company's USTMAN subsidiary, principally due the sale of a license that occurred during the 1995 first quarter and was not repeated in the current year. Revenues at the Company's Energy Recovery Resources, Inc. ("ERRI") subsidiary declined to $517,000 during the three months ended March 31, 1996 from $626,000 during the same period in 1995, mainly due to operational delays caused by the relocation of ERRI's processing equipment to the newly constructed treatment facility in the Charlotte, North Carolina area.

     Gross profit declined by $1,181,000 to $1,639,000 during the January to March 1996 period from $2,820,000 during the same period in 1995. When measured as a percentage of revenues, the gross margin declined to 30.6% during the first quarter of 1996 from 45.2% in 1995. The decrease in gross margin and in gross profit was attributable to the revenue decline noted above, as well as to higher costs associated with a change in the testing services revenue mix away from the higher margin tank testing services to lower margin ancillary services such as tank system repairs. In addition, the utilization rate of the Company's fleet of tank testing units dropped from 51.2% of capacity during the first quarter of 1995 to 45.3% during the first quarter of the current year.

     Selling, general and administrative expenses declined $340,000 to $2,422,000 during the first three months of 1996 from $2,762,000 during the first three months of 1995, principally due to expense reductions made in the Company's overhead structure.

     Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets grew from $198,000 during the first quarter of 1995 to $284,000 during the same period in the current year chiefly due to an increase in the amount invested from 1995 to 1996.

     During the first three months of 1995, the Company's discontinued operations of Mankoff, Inc. and Engineered Systems, Inc. recorded losses totalling $349,000. The assets of Mankoff were sold in December of 1995, while Engineered Systems is currently owned by Tanknology but is treated as a discontinued operation. The Company reported no income or loss from discontinued operations during the first three months of 1996, as estimated losses through the expected date of sale were previously accrued.

     During the three months ended March 31, 1996, the Company recorded a net loss from continuing operations of $343,000 (6.4% of revenues) compared to income from continuing operations of $163,000 (2.6% of revenues) for the three months ended March 31, 1995. After consideration of losses from discontinued operations, the Company recorded a net loss of $186,000 during the first quarter of 1995.

Seasonality

     The Company experiences certain seasonal fluctuations in its business. Management believes that revenues are weakest in the first fiscal quarter and improve in the second and third quarters, with the peak demand occurring during the fall. Management believes this seasonality is due in part to the yearly phase-in of EPA regulations, which require compliance by December 22 of each year, cold weather conditions during the early months of the year, which inhibit construction activities, and to the internal capital budgeting procedures of the Company's major customers, which entail lower levels of expenditures for environmental services by such customers in the first quarter of each year and higher levels of expenditures during subsequent quarters.

Liquidity and Capital Resources

     At March 31, 1996, the Company had cash, cash equivalents and short-term investments of $19,134,000. Additionally, the Company has a $10 million unsecured revolving credit facility with a bank. The Company is required to maintain certain financial covenants regarding net worth and debt to cash flow. No borrowings were outstanding under such bank credit facility at March 31, 1996, or subsequently. The amounts available under the credit facility are reduced by amounts outstanding under letters of credit issued on behalf of the Company by the same bank. At March 31, 1996, $106,000 was issued under letter of credit agreements. The credit facility matures in July 1996. The Company expects to renew the credit facility under similar terms.

     For the three months ended March 31, 1996, net cash flow from operations totaled $1,080,000 versus $2,616,000 during the same period in 1995. Current year cash flow from operations is the result of a net loss of $343,000, offset by non-cash revenue and expenses of $649,000, and adjusted for working capital changes totalling $774,000. Prior year cash flow from operations is the result of a net loss of $186,000, offset by non-cash revenue and expenses of $791,000, and adjusted for working capital changes totalling $2,011,000.

     Current year non-cash revenue and expenses include depreciation and amortization of $779,000, compared to $999,000 during the first quarter of 1995. Current year working capital changes include a decrease in accounts receivable of $1,369,000, offset by an increase in income taxes receivable of $428,000, and an increase in net assets of discontinued operations of $250,000. The decline in accounts receivable is primarily due to a drop in revenues from continuing operations from $7,466,000 during the fourth quarter of 1995 to $5,354,000 during the seasonally slow first quarter of 1996. The increase in net assets of discontinued operations is attributable to the discontinuance of operations at the Company's Engineered Systems division and the reclassification of the related balance sheet accounts. Prior year working capital changes include a decrease in accounts receivable of $1,786,000, chiefly due to a drop in revenues from continuing operations from $8,240,000 during the fourth quarter of 1994 to $6,240,000 during the first three months of 1995.

     Capital expenditures for the first quarter of 1996 totaled $637,000, compared to $222,000 during the first quarter of the prior year. Expenditures in both periods are mainly for the construction of a new facility that will expand the Company's wastewater treatment capacity at its ERRI subsidiary.

     Capital expenditures for the next year are expected to be approximately $1,000,000, primarily for the purchase and construction of machinery and the expansion of the Company's wastewater treatment capacity at ERRI. Possible additional expenditures to buy back the Company's Common Stock and to acquire new service technologies are not expected to exceed $10 million during the next year. The Company expects to be able to finance its working capital requirements and future acquisitions during the next 12 months through its cash flow from operations, cash and cash equivalents, short-term investments and bank credit facility.

Factors That May Affect Future Results

     EPA regulations require that owners and operators of USTs must conduct leak detection testing through one of the following three methods: (i) monthly release detection, (ii) monthly inventory control and annual tank tightness testing (with this alternative only being available until December 1998), or
(iii) monthly inventory control and tank tightness testing once every five years (with this alternative only being available for USTs that have been upgraded with corrosion protection and spill and overfill prevention equipment and then only until 10 years after such upgrade or until December 1998, whichever is later).

     By December 22, 1998, owners and operators of all USTs (other than upgraded USTs that have been installed after December 22, 1988) must monitor tanks at least once every 30 days to detect leaks.

     During the first quarter of 1996, the Company derived 79.8% of total revenues from UST testing services. Approximately 76.7% of such testing service revenue resulted from tank tightness testing utilizing the Company's patented VacuTect process. The VacuTect process is principally used as a form of annual tank tightness testing.

     The Company continues to experience a decline in demand for annual tank testing using its VacuTect process as a result of an apparent change in the method of compliance with EPA regulations to monthly monitoring of tanks rather than annual tightness testing by some owners and operators of USTs. The Company expects that such revenues will continue to decline from year to year as the industry approaches the December 22, 1998 date.

     The Company has retained the investment banking firm of Raymond James and Associates, Inc. to evaluate strategic and financial alternatives for maximizing shareholder value. This may include, but is not limited to, a sale of part or all of the Company, an acquisition or merger with another company that may or may not be in a business complementary to that of the Company, a "going private" transaction in which current Directors and/or management would acquire the outstanding publicly-held shares of the Company, or some combination of the above alternatives. The Company has not necessarily determined to pursue any of the above alternatives at this time.

Accounting Standards

     Effective January 1, 1996, the Company adopted SFAS No. 121, entitled "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of." The effect of this adoption was not material to the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 123, entitled "Accounting for Stock-Based Compensation," in October 1995. Effective January 1, 1996, the Company has elected to adopt the disclosure requirements of SFAS No. 123.


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $150,000, or in some cases, $200,000. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on April 25, 1996. At such meeting, the shareholders elected directors of the Company and no other matters were voted on at the meeting.

     The tabulation for the nominees is as follows:

          Nominee               For       Against     Abstained    Non votes
          ---------------   ----------   ----------   ----------   ----------
          T. G. Bogle       10,335,950            0      356,870            0
          James H. Greer    10,606,119            0       86,701            0
          R. L. Waltrip     10,606,119            0       86,701            0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  Exhibit 11.1A Computation of Earnings Per Common Share for the Three Months Ended March 31, 1996 and 1995.

                  Exhibit 27     Financial Data Schedule

          (b)     Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the three-month period ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANKNOLOGY ENVIRONMENTAL, INC.

By                        /s/ RICK BERRY
            -------------------------------------------
                            Rick Berry
                     Executive Vice President,
                    Chief Financial Officer and
                             Treasurer

Date                       May 10, 1996
            -------------------------------------------


By                     /s/DONALD R. CAMPBELL
            -------------------------------------------
                        Donald R. Campbell
                            President,
                    Chief Executive Officer and
                      Chief Operating Officer

Date                       May 10, 1996
            -------------------------------------------

                                                                   Exhibit 11.1A

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
               for the Three Months Ended March 31, 1996 and 1995
                                   (unaudited)

                                                                                    1996             1995
                                                                                ------------    -------------
Computation of earnings per common share for the three months ended March 31:

     Net loss applicable to common stock ....................................   $   (343,120)   $   (185,585)
                                                                                ============    ============
     Weighted average number of common shares outstanding ...................     14,237,012      14,230,012
     Common shares issuable under employee stock option plan ................           --              --
     Less shares assumed repurchased with proceeds ..........................           --              --
                                                                                ------------    ------------
         Weighted average common shares outstanding .........................     14,237,012      14,230,012
                                                                                ============    ============
               Loss per common share ........................................          (0.02)          (0.01)
                                                                                ============    ============