Form 10-Q
period 1996-06-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1996-08-13
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(mark one)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

  [ ] Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934



                              Commission file No.
                                    0-18899

                        Tanknology Environmental, Inc.
            (Exact name of registrant as specified in its charter)

                  Texas                                 76-0284783
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

              5225 Hollister                            77040-6294
              Houston, Texas                            (Zip Code)
 (Address of principal executive office)

Registrant's telephone number, including area code:    (713) 690-8265

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     [X]              No       [ ]

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 1996 was 14,237,012.

                                                            Page 1
                                                            Index to Exhibits
                                                            appears on page 13

                TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         Page(s)
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheet as of June 30,
                    1996 (unaudited) and December 31, 1995..................   3

                    Condensed Consolidated Statement of Operations for the
                    Three and Six Months Ended June 30, 1996 and 1995
                    (unaudited).............................................   4

                    Condensed Consolidated Statement of Cash Flows for the
                    Six  Months Ended June 30, 1996 and 1995 (unaudited)....   5

                    Notes to Consolidated Financial Statements (unaudited)..   6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................   9

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.......................................  13

           Item 4.  Submission of Matters to a Vote of Security Holders.....  13

           Item 6.  Exhibits and Reports on Form 8-K........................  13

PART III.  SIGNATURES.......................................................  14

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           June 30,       December 31,
                                                                             1996             1995
                                                                         ------------    -------------
                                ASSETS

      CURRENT ASSETS:

   Cash and cash equivalents..........................................   $ 16,195,556    $ 14,967,107
   Short-term investments ............................................      1,989,917       3,694,873
   Accounts receivable, net ..........................................      4,602,376       5,023,019
   Inventories, net ..................................................        244,997         350,275
   Current deferred tax asset ........................................        768,578         576,002
   Income tax receivable .............................................      2,347,320       2,106,678
   Other current assets ..............................................        429,952         789,627
                                                                         ------------    ------------
            Total current assets .....................................     26,578,696      27,507,581
PROPERTY AND EQUIPMENT, NET ..........................................      9,269,087       9,049,510
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION .....................      3,576,764       3,765,400
DEFERRED TAX ASSET ...................................................        647,926         872,610
NET ASSETS OF DISCONTINUED OPERATIONS AND

         OTHER ASSETS ................................................      1,973,662       1,081,509
                                                                         ------------    ------------
   Total assets.......................................................   $ 42,046,135    $ 42,276,610
                                                                         ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Notes payable......................................................    $       --     $     28,939
   Accounts payable ..................................................        752,485       1,009,814
   Accrued liabilities ...............................................      1,726,976       1,552,564
                                                                         ------------    ------------
            Total current liabilities ................................      2,479,461       2,591,317
DEFERRED INCOME ......................................................         10,080          20,160
                                                                         ------------    ------------
   Total liabilities .................................................      2,489,541       2,611,477
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

   Preferred stock, $.10 par value; 10,000,000 shares
    authorized; no shares issued and outstanding .....................           --              --
   Common stock, $.01 par value; 100,000,000 shares
    authorized; 15,192,237 and 15,185,237 shares issued at
   June 30, 1996 and December 31, 1995, respectively .................        151,922         151,852
   Additional paid-in capital ........................................     33,109,657      33,096,987
   Retained earnings .................................................     10,482,686      10,603,965
   Treasury stock at cost, 955,225 shares, at June 30,
   1996 and December 31, 1995 ........................................     (4,187,671)     (4,187,671)
                                                                         ------------    ------------
   Total shareholders' equity ........................................     39,556,594      39,665,133
                                                                         ------------    ------------
   Total liabilities and shareholders' equity.........................   $ 42,046,135    $ 42,276,610
                                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
                                       ---------------------------    ----------------------------
                                                           1995                           1995
                                               1996     (Restated)            1996      (Restated)
                                       ------------   ------------    ------------    ------------
REVENUES ...........................   $  6,484,464   $  6,029,079    $ 11,838,405    $ 12,269,009
COST OF SERVICES ...................      3,707,892      4,087,890       7,423,007       7,508,199
                                       ------------   ------------    ------------    ------------
   Gross profit ....................      2,776,572      1,941,189       4,415,398       4,760,810
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES ........................      2,592,613      2,587,412       5,014,324       5,348,956
                                       ------------   ------------    ------------    ------------
   Income (loss) from operations ...        183,959       (646,223)       (598,926)       (588,146)
OTHER INCOME .......................        198,294        194,766         482,131         393,091
                                       ------------   ------------    ------------    ------------
      Income (loss) from continuing
      operations before income taxes        382,253       (451,457)       (116,795)       (195,055)
INCOME TAX PROVISION (BENEFIT) .....        160,412       (216,167)          4,484        (122,684)
                                       ------------   ------------    ------------    ------------
      Income (loss) from continuing
      operations ...................        221,841       (235,290)       (121,279)        (72,371)
LOSS FROM DISCONTINUED OPERATIONS ..           --       (4,955,980)           --        (5,304,484)
                                       ------------   ------------    ------------    ------------
      Net income (loss) ............   $    221,841   $ (5,191,270)   $   (121,279)   $ (5,376,855)
                                       ============   ============    ============    ============
Earnings (loss) per share from
     continuing operations .........   $       0.02   $      (0.02)   $      (0.01)   $      (0.01)
Loss per share from discontinued
     operations ....................           --            (0.35)           --             (0.37)
                                       ------------   ------------    ------------    ------------
NET EARNINGS (LOSS) PER SHARE ......   $       0.02   $      (0.37)   $      (0.01)   $      (0.38)
                                       ============   ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING .....................     14,284,578     14,230,012      14,239,379      14,230,012
                                       ============   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                     ----------------------------
                                                             1996            1995
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) .............................   $   (121,279)   $ (5,376,855)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Provision for disposition of
          discontinued operations ................           --         6,375,591
        Depreciation and amortization ............      1,539,617       2,002,203
        Net amortization of premiums and
          discounts on short-term investments ....        (65,050)       (111,521)
        Loss on disposal of assets ...............         18,038            --
        Deferred income taxes ....................         32,108          47,344
        Deferred income ..........................        (10,080)        (10,080)
        Change in assets and liabilities:
         Decrease in accounts receivable, net ....        420,643       2,160,431
         Increase in costs and estimated
          earnings in excess of billings on
          uncompleted contracts ..................           --          (207,370)
         Decrease in inventories, net ............        105,278         718,953
         Increase in income tax receivable .......       (240,642)     (2,146,621)
         Decrease (increase) in other current
          assets .................................        359,675         (30,307)
         Increase in net assets of discontinued
          operations .............................     (1,007,655)           --
         Decrease in accounts payable and
          accrued liabilities ....................        (82,917)       (118,032)
                                                     ------------    ------------
            Total adjustments ....................      1,069,015       8,680,591
                                                     ------------    ------------
            Net cash provided by operating
            activities ...........................        947,736       3,303,736
                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures ..........................     (1,548,072)       (693,413)
   Proceeds from the sale of assets ..............        108,443            --
   Purchase of short-term investments ............     (2,163,188)     (7,142,127)
   Proceeds from maturities of short-term
     investments .................................      3,933,194       7,788,494
   Increase in intangible assets .................        (20,725)        (92,416)
                                                     ------------    ------------
            Net cash provided by (used in)
               investing activities ..............        309,652        (139,462)
                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable ...........        (28,939)        (32,331)
                                                     ------------    ------------
            Net cash used in financing
               activities ........................        (28,939)        (32,331)
                                                     ------------    ------------
            Net increase in cash and cash
               equivalents .......................      1,228,449       3,131,943
                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD ......................................     14,967,107       6,249,636
                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $ 16,195,556    $  9,381,579
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

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at June 30, 1996, the consolidated results of its operations for the three-month and six-month periods ended June 30, 1996 and 1995, and its consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

      Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Reserves are established against inventories for excess, slow moving and obsolete items and for items where net realizable value is less than cost. At June 30, 1996 and December 31, 1995, the inventory reserve balance was $510,480.

      Income Taxes

     The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The difference between the statutory tax rate and the rate reflected on the statement of operations for each period presented, is due to the nondeductibility of certain expenses.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

     The Financial Accounting Standards Board issued SFAS No. 123, entitled "Accounting for Stock- Based Compensation," in October 1995. Effective January 1, 1996, the Company has elected to adopt the disclosure requirements of SFAS No. 123.

2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

     Additional information regarding certain balance sheet accounts at June 30, 1996 and December 31, 1995 is presented below:

                                                       June 30,      December 31,
                                                         1996            1995
                                                     -----------      ----------
                                                     (unaudited)
Other current assets:

      Interest receivable ......................      $   29,496      $   53,800
      Prepaid expenses .........................         194,817         563,641
      Employee travel advances .................          66,604          85,267
      Deposits .................................          17,869          20,219
      Other ....................................         121,166          66,700
                                                      ----------      ----------
            Total other current assets .........      $  429,952      $  789,627
                                                      ==========      ==========

Accrued liabilities:

      Compensation .............................      $  567,650      $  630,265
      Litigation and claims reserves ...........         761,500         630,000
      Other taxes ..............................          87,664          86,019
      Other ....................................         310,162         206,280
                                                      ----------      ----------
            Total accrued liabilities ..........      $1,726,976      $1,552,564
                                                      ==========      ==========

3.    NOTES PAYABLE:

     The Company has a $10 million unsecured revolving credit facility with a bank. The Company is required to maintain certain financial covenants regarding net worth and debt to cash flow. No borrowings were outstanding under such bank credit facility at June 30, 1996. The amounts available under the credit facility are reduced by amounts outstanding under letters of credit issued on behalf of the Company by the same bank. At June 30, 1996, $106,000 was issued under letter of credit agreements. This credit facility matured in July 1996.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

     ESI's operations were discontinued as of December 31, 1995. ESI's revenues were $3,718,000, for the year ended December 31, 1995. A provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, has been recorded net of an income tax benefit of $1,914,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, inventories and property, plant and equipment offset by accrued liabilities including estimated losses through the expected date of sale. The Company will fulfill all contract obligations of ESI unless a buyer of the business assumes performance of its contracts. ESI's operating losses for the six months ended June 30, 1996 totaled $1,352,000 and were netted against the reserve for estimated loss on disposition.

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

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months
Ended June 30, 1995

     Revenues from continuing operations increased 7.5% to $6,484,000 during the three months ended June 30, 1996 from $6,029,000 during the three months ended June 30, 1995. Cathodic protection service revenues increased by $372,000 from $281,000 during the April-June 1995 period to $653,000 during the same period in the current year as the Company's major corrosion protection customers increased purchases of these systems.

     Gross profit increased $835,000 to $2,776,000 during the second three months of 1996 from $1,941,000 during the second quarter of 1995. When measured as a percentage of revenues, the gross margin improved to 42.8% in 1996 from 32.2% in 1995. Such gross profit increase and gross margin improvement are principally the result of higher revenues during the 1996 period compared to 1995, as well as inventory write downs during the second quarter of 1995 totalling $420,000 due to the Company's decision to abandon certain leak detection techniques. The increase in revenues is primarily due to the increase in cathodic protection revenues coupled with increased sales of other testing services provided by the Company.

     Selling, general and administrative expenses remained relatively flat, increasing from $2,587,000 during the second quarter of 1995 to $2,593,000 during the same period in the current year. Other income and expense increased to $198,000 during the April-June 1996 quarter from $195,000 in the prior year period.

     During the second three months of 1995, the Company's discontinued operations of Mankoff, Inc. and Engineered Systems, Inc. recorded losses totalling $4,956,000. The assets of Mankoff were sold in December of 1995, while Engineered Systems is currently owned by Tanknology but is treated as a discontinued operation. The Company reported no income or loss from discontinued operations during the second three months of 1996, as estimated losses through the expected date of sale were previously accrued.

     During the three months ended June 30, 1996, the Company earned $222,000 (3.4% of revenues) from continuing operations compared to a loss of $235,000 (3.9% of revenues) for the three months ended June 30, 1995. After consideration of losses from discontinued operations, the Company recorded a net loss of $5,191,000 during the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months
Ended June 30, 1995

     Revenues from continuing operations declined 3.5% from $12,269,000 during the first six months of 1995 to $11,838,000 during the six months ended June 30, 1996. Underground storage tank ("UST") testing service revenues declined by $680,000 to $9,569,000 during the first two quarters of 1996 from $10,249,000 during the same period in 1995. The number of USTs tested using the Company's VacuTect process dropped to 13,670 during the first half of 1996 from 15,599 during the prior year period, primarily due to a change in method of compliance with EPA regulations to monthly monitoring of tanks rather than annual tightness testing by some owners and operators of USTs, as well as a dwindling number of USTs in service that require release detection. Revenues declined to $1,931,000 during the January-June 1996 period from $2,103,000 during the same period in 1995 at the Company's USTMAN subsidiary, principally due to the sale of a license that occurred during the 1995 first quarter and was not repeated in the current year. Revenues from cathodic protection services increased $346,000 to $1,165,000 during the first two quarters of 1996 from $819,000 during the comparable period in 1995 as the Company's major corrosion protection customers increased purchases of these systems.

     Gross profit fell $346,000 to $4,415,000 during the first six months of 1996 from $4,761,000 during the first two quarters of 1995, mainly due to a revenue decline in UST testing services, but partially offset by a revenue increase in cathodic protection services. Additionally, inventory write downs totalling $420,000 were recorded during the first half of 1995 reflecting the Company's decision to abandon certain leak detection techniques. No such write downs were recorded during the first half of 1996.

     Selling, general and administrative expenses declined $335,000 to $5,014,000 during the first two quarters of 1996 from $5,349,000 during the first half of 1995, chiefly due to expense reductions made in the UST testing services area. Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets grew from $393,000 during the first six months of 1995 to $482,000 during the comparable 1996 period, principally due to an increase in the amount invested during 1996 compared to 1995.

     During the six months ended June 30, 1996, the Company recorded a net loss from continuing operations of $121,000 (1% of revenues) compared to a net loss of $72,000 (0.6% of revenues) for the six months ended June 30, 1995. After consideration of losses totalling $5,305,000 from the discontinued operations of Mankoff and Engineered Systems, the Company recorded a net loss of $5,377,000 during the first six months of 1995. The Company reported no income or loss from discontinued operations during the first half of 1996, as estimated losses through the expected date of sale were previously accrued.

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

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $18,185,000. Additionally, the Company has a $10 million unsecured revolving credit facility with a bank. The Company is required to maintain certain financial covenants regarding net worth and debt to cash flow. No borrowings were outstanding under such bank credit facility at June 30, 1996, or subsequently. The amounts available under the credit facility are reduced by amounts outstanding under letters of credit issued on behalf of the Company by the same bank. At June 30, 1996, $106,000 was issued under letter of credit agreements. The credit facility matured in July 1996. The Company has made arrangements to extend this credit agreement through September 1996 and is currently evaluating its options for a longer term line of credit commitment.

     For the six months ended June 30, 1996, net cash flow from operations totaled $948,000 versus $3,304,000 during the same period in 1995. The decline in cash flow resulted principally from a decrease in earnings from continuing operations before interest, taxes, and depreciation of approximately $400,000 and a large reduction of accounts receivable in 1995 that increased cash flow for that period. The decline in prior year accounts receivable is due to a decrease in revenues from continuing operations to $6,949,000 during the second quarter of 1995 from $8,240,000 during the fourth quarter of 1994.

     Capital expenditures for the first half of 1996 totaled $1,548,000, compared to $693,000 during the first half of the prior year. Expenditures in both periods are mainly for the construction of a new facility that will expand the Company's wastewater treatment capacity at its ERRI subsidiary.

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

     During the first half of 1996, the Company derived 79.4% of total revenues from UST testing services. Approximately 79.0% of such testing service revenue resulted from tank tightness testing utilizing the Company's patented VacuTect process. The VacuTect process is principally used as a form of annual tank tightness testing.

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

     The tabulation for the nominees is as follows:

      Nominee               For        Against     Abstained    Non votes
      -------------     -----------  ------------ ------------ ------------
      T.  G.  Bogle      10,335,950             0      356,870            0
      James H. Greer     10,606,119             0       86,701            0
      R.  L. Waltrip     10,606,119             0       86,701            0


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            Exhibit 11.1A Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1996 and 1995.

            Exhibit 27         Financial Data Schedule

       (b)  Reports on Form 8-K:

            There were no reports on Form 8-K filed during the three-month period ended June 30, 1996.

                                    PART III.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANKNOLOGY ENVIRONMENTAL, INC.

By              /s/ RICK BERRY
         -----------------------------
                  Rick Berry
           Executive Vice President,
          Chief Financial Officer and
                   Treasurer

Date            August 12, 1996
         -----------------------------


By           /s/DONALD R. CAMPBELL
         -----------------------------
              Donald R. Campbell
                  President,
          Chief Executive Officer and
            Chief Operating Officer

Date            August 12, 1996
         -----------------------------

                                                                   Exhibit 11.1A

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
            for the Three and Six Months Ended June 30, 1996 and 1995
                                   (unaudited)

                                                                 1996              1995
                                                             ------------      ------------
Computation of earnings per common share for the three months ended June 30:

   Net income (loss) applicable to common stock ..........   $    221,841    $ (5,191,270)
                                                             ============    ============
   Weighted average number of common shares
     outstanding .........................................     14,237,012      14,230,012
   Common shares issuable under employee stock
     option plan .........................................        780,000            --
   Less shares assumed repurchased with proceeds .........       (732,434)           --
                                                             ------------    ------------
      Weighted average common shares outstanding .........     14,284,578      14,230,012
                                                             ============    ============
          Net earnings (loss) per common share ...........   $       0.02    $      (0.37)
                                                             ============    ============



                                                                 1996            1995
                                                             ------------    ------------
Computation of earnings per common share for the six months ended June 30:

   Net loss applicable to common stock ...................   $   (121,279)   $ (5,376,855)
                                                             ============    ============
   Weighted average number of common shares ..............     14,237,012      14,230,012
     outstanding
   Common shares issuable under employee stock ...........        145,000            --
     option plan
   Less shares assumed repurchased with proceeds .........       (142,633)           --
                                                             ------------    ------------
      Weighted average common shares outstanding .........     14,239,379      14,230,012
                                                             ============    ============
          Loss per common share ..........................   $      (0.01)   $      (0.38)
                                                             ============    ============