Form 10-Q
period 1996-09-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1996-11-15
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q

(mark one)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

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


       Yes     [X]                  No       [ ]

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1996 was 14,237,012.



                                                            Page 1
                                                            Index to Exhibits
                                                            appears on page 14

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page(s)



                                                                         Page(s)
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements
                  Condensed Consolidated Balance Sheet as of
                     September 30, 1996 (unaudited) and
                     December 31, 1995......................................   3
                  Condensed Consolidated Statement of Operations for
                     the Three and Nine Months Ended September 30, 1996
                     and 1995 (unaudited)...................................   4
                  Condensed Consolidated Statement of Cash Flows for the
                     Nine Months Ended September 30, 1996 and 1995
                     (unaudited)............................................   5
                  Notes to Condensed Consolidated Financial Statements
                     (unaudited)............................................   6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  10

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.......................................... 14

          Item 4. Submission of Matters to a Vote of Security Holders........ 14

          Item 6. Exhibits and Reports on Form 8-K........................... 14

PART III. SIGNATURES......................................................... 15

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)



                                                                                       September 30,        December 31,
                                                                                           1996                 1995
                                                                                     -----------------   ------------------
                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents.........................................................$      15,790,020   $       14,967,107
   Short-term investments............................................................        2,132,727            3,694,873
   Accounts receivable, net..........................................................          448,521            5,023,019
   Inventories, net..................................................................           38,086              350,275
   Current deferred tax asset........................................................          153,437              576,002
   Income tax receivable ............................................................        2,879,562            2,106,678
   Other current assets..............................................................          310,796              789,627
                                                                                     -----------------   ------------------
       Total current assets..........................................................       21,753,149           27,507,581
PROPERTY AND EQUIPMENT, NET..........................................................        4,396,234            9,049,510
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION.....................................        2,546,471            3,765,400
DEFERRED TAX ASSET...................................................................          972,280              872,610
ASSETS HELD FOR SALE.................................................................        1,048,454                   --
NET ASSETS OF DISCONTINUED OPERATIONS AND
       OTHER ASSETS..................................................................        9,724,194            1,081,509
                                                                                     -----------------   ------------------
   Total assets......................................................................$      40,440,782   $       42,276,610
                                                                                     =================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable.....................................................................$             --    $           28,939
   Accounts payable..................................................................          143,013            1,009,814
   Accrued liabilities...............................................................          336,033            1,552,564
                                                                                     -----------------   ------------------
       Total current liabilities.....................................................          479,046            2,591,317
DEFERRED INCOME......................................................................              --                20,160
                                                                                     -----------------   ------------------
       Total liabilities.............................................................          479,046            2,611,477
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 10,000,000 shares authorized;
       no shares issued and outstanding..............................................              --                   --
   Common stock, $.01 par value; 100,000,000 shares authorized;
       15,192,237 and 15,185,237 shares issued at September 30, 1996 and
       December 31, 1995, respectively ..............................................          151,922              151,852
   Additional paid-in capital........................................................       33,109,657           33,096,987
   Retained earnings.................................................................       10,887,828           10,603,965
   Treasury stock at cost, 955,225 shares, at September 30, 1996 and
       December 31, 1995 ............................................................      (4,187,671)          (4,187,671)
                                                                                     -----------------   ------------------
   Total shareholders' equity........................................................       39,961,736           39,665,133
                                                                                     -----------------   ------------------
   Total liabilities and shareholders' equity........................................$      40,440,782   $       42,276,610
                                                                                     =================   ==================

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                      ----------------------------------      ----------------------------------
                                                                              1995                                    1995
                                                            1996           (restated)               1996           (restated)
                                                      ----------------   ---------------      ----------------  ----------------
REVENUES............................................. $        512,938   $       609,595      $      1,617,661  $      1,810,830
COST OF SERVICES.....................................          390,202           353,205             1,068,065         1,075,944
                                                      ----------------   ---------------      ----------------  ----------------
     Gross profit....................................          122,736           256,390               549,596           734,886
SELLING, GENERAL & ADMINISTRATIVE
     EXPENSES........................................          894,670           736,136             2,642,676         2,464,406
                                                      ----------------   ---------------      ----------------  ----------------
     Loss from operations............................         (771,934)         (479,746)           (2,093,080)       (1,729,520)
OTHER INCOME.........................................          224,511           196,258               714,142           532,535
                                                      ----------------   ---------------      ----------------  ----------------
         Loss from continuing operations
              before income taxes....................         (547,423)         (283,488)           (1,378,938)       (1,196,985)
INCOME TAX BENEFIT...................................         (235,138)          (74,166)             (670,381)         (459,968)
                                                      ----------------   ---------------      ----------------  ----------------
         Loss from continuing operations.............         (312,285)         (209,322)             (708,557)         (737,017)
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS......................................          716,446           574,821               992,420        (4,274,339)
                                                      ----------------   ---------------      ----------------  ----------------
         Net income (loss)........................... $        404,161   $       365,499      $        283,863  $     (5,011,356)
                                                      ================   ===============      ================  ================

Loss per share from continuing                                                                                            (0.05)
     operations...................................... $         (0.02)   $        (0.01)      $         (0.05)  $
Earnings (loss) per share from discontinued
     operations......................................            0.05              0.04                  0.07             (0.30)
                                                      ----------------   ---------------      ----------------  ----------------
NET EARNINGS (LOSS) PER SHARE........................ $          0.03    $         0.03       $          0.02   $         (0.35)
                                                      ================   ===============      ================  ================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING.....................................      14,237,012        14,230,012            14,237,012        14,230,012
                                                      ================   ===============      ================  ================

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                               1996              1995
                                                                          --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).................................................   $      283,863    $   (5,011,356)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Provision for disposition of discontinued operations........               --         6,375,591
           Depreciation and amortization...............................        2,285,911         2,855,789
           Net amortization of premiums and discounts on short-
              term investments.........................................          (79,783)         (168,697)
           Gain on disposal of assets..................................          (23,027)               --
           Deferred income taxes.......................................          322,895           (32,869)
           Deferred income.............................................          (15,120)          (15,120)
           Change in assets and liabilities:
              Decrease in accounts receivable, net.....................          154,875         1,692,356
              Increase in costs and estimated earnings
                in excess of billings on uncompleted contracts.........               --          (891,707)
              Decrease in inventories, net.............................           61,076         1,116,062
              Increase in income tax receivable........................         (772,884)       (2,146,621)
              Increase in other current assets.........................         (268,396)         (406,649)
              Increase in net assets of ESI............................       (1,014,631)               --
              Increase in accounts payable and accrued
                liabilities............................................           77,852           417,122
                                                                          --------------    --------------
                  Total adjustments....................................          728,768         8,795,257
                                                                          --------------    --------------
                  Net cash provided by operating activities............        1,012,631         3,783,901
                                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................................       (1,933,336)       (1,107,369)
     Proceeds from the sale of assets..................................          175,891                --
     Purchase of short-term investments................................       (3,291,265)      (11,935,823)
     Proceeds from maturities of short-term investments................        4,933,194        13,167,175
     Increase in intangible assets.....................................          (44,763)         (131,100)
                                                                          --------------    --------------
                  Net cash used in investing activities................         (160,279)           (7,117)
                                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable...............................          (28,939)         (104,677)
                                                                          --------------    --------------
                  Net cash used in financing activities................          (28,939)         (104,677)
                                                                          --------------    --------------
                  Net increase in cash and cash equivalents............          823,413         3,672,107
                                                                          --------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD............................................................       14,967,107         6,249,636
                                                                          --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................   $   15,790,520    $    9,921,743
                                                                          ==============    ==============

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

      In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at September 30, 1996, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and its consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

      Principles of Consolidation

      The condensed consolidated financial statements of the Company include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the condensed consolidated statement of operations and related notes thereto have been restated to reflect the Company's subsidiaries of Mankoff, Inc. ("Mankoff"), Engineered Systems, Inc. ("ESI"), and ("the Tank Testing Group") that consists of Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. as discontinued operations as discussed in Note 2. All amounts related to the statement of operations are from continuing operations unless otherwise indicated.

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

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

2.    DISCONTINUED OPERATIONS:

      On October 25, 1996, the Company disposed of certain assets and liabilities of the Tank Testing Group, which consisted of the stock of the following wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. to NDE Environmental Corporation ("NDE"), a Delaware corporation, an unrelated third party.

      The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and NDE dated October 7, 1996. The terms of the Agreement were determined by arm's length negotiation between the Company and NDE.

      The Company disposed of the Tank Testing Group in consideration of the receipt of $12,000,000 in cash. The agreement calls for adjustments to the purchase price of up to $1,000,000 for working capital deficiencies and of up to $1,250,000 for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. Such consideration was determined following negotiation between the parties as to the value of the assets. The Company will report a gain on this sale during the fourth quarter of 1996.

      Revenues for the Tank Testing Group for the three and nine months ended September 30, 1996, totaled $6,372,000 and $17,106,000, respectively. Income from operations for the Tank Testing Group totaled $1,229,000 and $1,951,000, respectively, for the three and nine months ended September 30, 1996. Net income for the Tank Testing Group totaled $716,000 and $992,000, respectively, for the three and nine months ended September 30, 1996. Net assets of the Tank Testing Group were $7,966,000 at September 30, 1996.

      During 1995, the Board of Directors of the Company elected to discontinue operations at its Mankoff and ESI subsidiaries and put the assets of the businesses up for sale.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


      Mankoff's operations were discontinued as of June 30, 1995. Mankoff's revenues were $6,353,000 for the year ended December 31, 1995. Mankoff was sold on December 21, 1995, for $1,500,000 in cash and two twenty-four month non-interest bearing notes receivable totaling $805,000. The purchaser has also assumed the performance of all contract obligations of Mankoff. A provision for loss on disposition of Mankoff of $3,610,000 net of an income tax benefit of $1,892,000 has been recorded as a result of the sale.

      ESI's operations were discontinued as of December 31, 1995. ESI's revenues were $3,718,000, for the year ended December 31, 1995. A provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, has been recorded net of an income tax benefit of $1,914,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, inventories and property, plant and equipment offset by accrued liabilities including estimated losses through the expected date of sale. The Company will fulfill all contract obligations of ESI unless a buyer of the business assumes performance of its contracts. ESI's operating losses for the nine months ended September 30, 1996 totaled $1,728,000 and were netted against the reserve for estimated loss on disposition.

      As a result of the sale of the Tank Testing Group, the Company intends to sell its corporate office in Houston, Texas and accordingly the net book value is classified as "Assets Held for Sale" in the condensed consolidated balance sheet at September 30, 1996.

3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

      Additional information regarding accrued liabilities at September 30, 1996 and December 31, 1995 is presented below:


                                             September 30,   December 31,
                                                 1996            1995
                                            --------------  --------------
                                              (unaudited)
Accrued liabilities:
      Compensation........................  $       28,820   $      630,265
      Legal...............................          25,159          630,000
      Other taxes.........................          77,041           86,019
      Other...............................         205,013          206,280
                                            ---------------  --------------
            Total accrued liabilities.....  $      336,033   $    1,552,564
                                            ===============  ==============


4.    COMMON STOCK AND STOCK OPTIONS:

      On January 1, 1996, the Company issued 7,000 shares of Restricted Stock with a market value of $12,740 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.    COMMITMENTS AND CONTINGENCIES:

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $150,000, or in some cases, $200,000. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations or cash flows. In connection with the sale of the Tank Testing Group, the Company remains liable for certain of this litigation.

      Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

          On October 25, 1996, the Company sold the assets and liabilities of its three subsidiaries involved in underground storage tank services to NDE Environmental, Inc. ("NDE"). The subsidiaries that were sold, "the Tank Testing Group," consist of Tanknology Corporation International including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. The Company disposed of the Tank Testing Group in consideration of the receipt of $12,000,000 in cash. The Tank Testing Group had revenues of $6,372,000 and $17,106,000 for the three and nine months ended September 30, 1996.

           Pursuant to the agreement to sell the Tank Testing Group, the Company will operate under the trade name TEI, Inc. The Company intends to change its corporate name at the next meeting of shareholders in April 1997.

           After the sale of the Tank Testing Group, the Company's continuing operations consist of Energy Recovery Resources ("ERR"), a wastewater and waste oil treatment company located in Charlotte, North Carolina. The Company also owns Engineered Systems, Inc. ("ESI"), based in Tempe, Arizona. ESI is a provider of fuel system products. The Company elected to discontinue ESI in December 1995 and is in the process of disposing of ESI.

           Following the sale of the Tank Testing Group, the Company has approximately $30 million in cash, cash equivalents, and marketable securities. At this time, the Company intends to continue operating ERR and has no immediate plan for reinvesting these funds into any specific operating entity; however, management intends to evaluate various strategies. All excess cash is invested in short-term, interest-bearing, investment-grade securities, with a minimum criteria of single "A".

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

         Revenues from continuing operations declined by 15.9% from $610,000 during the three months ended September 30, 1995 to $513,000 during the three months ended September 30, 1996. Such decrease is the result of startup delays at ERR's new wastewater treatment plant in Charlotte, North Carolina. These delays relate to the construction of the plant, new equipment installation, and relocation of the machinery from the former facility to the new processing plant. The new plant is currently in operation as planned.

           Gross profit declined from $256,000 during the third quarter of 1995 to $123,000 during the third quarter of 1996. When measured as a percentage of revenues, the gross margin dropped from 42.1% during the 1995 period to 23.9% during the 1996 quarter. Corporate general and administrative expenses will be reduced during future periods to more accurately match the smaller revenues of the ongoing entity. Both the decline in gross profit and in gross margin are the result of lower revenues during the 1996 period and higher operating costs associated with the new and larger plant as explained above.

           Selling, general and administrative expenses increased from $736,000 during the third three month period of 1995 to $895,000 during the same period in the current year primarily due to the higher costs associated with the new wastewater treatment plant in Charlotte. Other income and expense increased to $225,000 during the July - September 1996 period from $196,000 in the prior year period.

           Pursuant to the sale of the Tank Testing Group in October 1996, the operating results for the Tank Testing Group are included as discontinued operations for the three and nine month periods ended September 30, 1996 and 1995. The Company will report a gain on the sale of the Tank Testing Group during the fourth quarter of 1996. Such discontinued operations recorded net income of $716,000 during the quarter ended September 30, 1996, compared to net income of $575,000 during the prior year period.

           During the three months ended September 30, 1996, the Company lost $312,000 from continuing operations compared to a loss of $209,000 for the three months ended September 30, 1995. After consideration of gains from discontinued operations, the Company recorded net income of $404,000 during the third quarter of 1996, compared to net income of $365,000 during the third quarter of 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995

           Revenues from continuing operations declined by 10.7% from $1,811,000 during the nine months ended September 30, 1995, to $1,618,000 during the nine months ended September 30, 1996. This decrease is due to startup delays at ERR's new wastewater treatment facility in Charlotte, North Carolina. These delays relate to the construction of the plant, new equipment installation, and relocation of the machinery from the former facility to the new processing plant.

           Gross profit dropped from $735,000 in the first three quarters of 1995 to $550,000 during the current year period. When measured as a percentage of revenues, the gross margin declined from 40.6% during 1995 to 34.0% in the 1996 period. Both the decline in gross profit and in gross margin are the result of lower revenues and higher operating costs associated with the new plant during 1996 as explained above.

           Selling, general and administrative expenses increased from $2,464,000 during the first nine months of 1995 to $2,643,000 during the comparable 1996 period. This increase is attributable to the addition of new sales and management personnel and other relocation costs associated with the new wastewater treatment plant. Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets grew from $533,000 during the first nine months of 1995 to $714,00 during the same period in 1996 reflecting an increase in the amount invested in 1996 versus 1995.

           During the first three quarters of 1996, the Tank Testing Group earned $992,000 compared to $1,283,000 during the same period in 1995. The operating results of the Tank Testing Group are reported as discontinued operations for the nine months ended September 30, 1996 and 1995. Also included as discontinued operations are the Company's Engineered Systems, Inc. ("ESI") and Mankoff, Inc. ("Mankoff") subsidiaries. ESI and Mankoff reported no income or loss from discontinued operations during the first nine months of 1996, compared to a loss of $5,557,000 during the 1995 period.

           During the nine months ended September 30, 1996, the Company recorded a net loss from continuing operations of $708,000 compared to a loss of $737,000 for the nine months ended

     September 30, 1995. After consideration of net income totaling $992,000 from the discontinued operations of the Tank Testing Group, the Company recorded net income of $284,000 during the first nine months of 1996. During the first nine months of 1995, the Company recorded a net loss of $5,011,000 including losses from discontinued operations of $4,274,000.

           ESI is working off of its existing contracts and lost $1,728,000 during the first three quarters of 1996. The Company is in the process of disposing of ESI.

Liquidity and Capital Resources

           At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $17,923,000. Additionally, on October 25, 1996, pursuant to the stock purchase agreement wherein the Company sold the Tank Testing Group to NDE, the Company received cash proceeds of $12,000,000.

           For the nine months ended September 30, 1996, net cash flow from operations totaled $1,013,000 versus $3,784,000 during the same period in 1995. The decline in cash flow resulted principally from a decrease in earnings from continuing operations before interest, taxes, and depreciation of approximately $1,650,000 and a large reduction of accounts receivable in 1995 that increased cash flow for that period. The decline in prior year accounts receivable is due to the decrease in revenues from the three months ended September 30, 1995 to the three months ended September 30, 1996.

           Capital expenditures for the first three quarters of 1996 totaled $1,933,000, compared to $1,107,000 during the first three quarters of 1995. Expenditures in both periods are mainly for the construction of a new facility that expanded the Company's wastewater treatment capacity at its ERR subsidiary.

           Capital expenditures for the next twelve months are expected to be approximately $500,000, primarily for the purchase and construction of machinery and the expansion of the Company's wastewater treatment capacity at ERR. Possible additional expenditures to buy back the Company's Common Stock and to acquire new businesses are not expected to exceed $10 million during the next year. The Company expects to be able to finance its working capital requirements and future acquisitions during the next twelve months through its cash flow from operations, cash and cash equivalents, and short-term investments.

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

Forward-looking Information

           Statements contained in this Form 10-Q for the quarter ended September 30, 1996, that are not historical facts, including, but not limited to, statements found in this Item 2. Management's

     Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, loss of material customers, seasonality of business, the termination of key license agreements, as well as the risks and uncertainties discussed in this Form 10-Q.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $150,000, or in some cases, $200,000. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or cash flows. In connection with the sale of the Tank Testing Group, the Company remains liable for certain of the litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the three-month period ended September 30, 1996.


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:
            Exhibit 11.1A       Computation of Earnings Per Common Share for the
                                Three and Nine Months Ended September 30, 1996 and 1995.

            Exhibit 27          Financial Data Schedule

       (b)  Reports on Form 8-K:
            A report on Form 8-K was filed on November 12, 1996, that listed the Company's sale of its three subsidiaries involved in underground storage tank services to NDE Environmental, Inc.

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

Date           November 12, 1996
         -----------------------------


By           /s/DONALD R. CAMPBELL
         -----------------------------
              Donald R. Campbell
                  President,
          Chief Executive Officer and
            Chief Operating Officer

Date           November 12, 1996
         -----------------------------

                                                                  Exhibit 11.1A

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
         for the Three and Nine Months Ended September 30, 1996 and 1995
                                   (unaudited)




                                                                             1996             1995
                                                                        --------------   --------------
Computation of earnings per common share for the three
  months ended September 30:
     Net income applicable to common stock...........................   $      404,161   $      365,499
                                                                        ==============   ==============
     Weighted average number of common shares outstanding............       14,237,012       14,230,012
     Common shares issuable under employee stock option plan.........               --               --
     Less shares assumed repurchased with proceeds...................               --               --
                                                                        --------------   --------------
         Weighted average common shares outstanding..................       14,237,012       14,230,012
                                                                        ==============   ==============
               Net earnings per common share.........................   $         0.03   $         0.03
                                                                        ==============   ==============



                                                                             1996             1995
                                                                        --------------   --------------
Computation of earnings (loss) per common share for the nine months ended September 30:
     Net income (loss) applicable to common stock....................   $      283,863   $   (5,011,356)
                                                                        ==============   ==============
     Weighted average number of common shares outstanding............       14,237,012       14,230,012
     Common shares issuable under employee stock option plan.........               --               --
     Less shares assumed repurchased with proceeds...................               --               --
                                                                        --------------   --------------
         Weighted average common shares outstanding..................       14,237,012       14,230,012
                                                                        ==============   ==============
               Earnings (loss) per common share......................   $         0.02   $        (0.35)
                                                                        ==============   ==============
