Form 10-K
period 1996-12-31
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1997-03-31
CIK 867888

Washington, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               Commission file No.
                                     0-18899
                         TANKNOLOGY ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                       76-0284783
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

                         10235 W. LITTLE YORK, SUITE 405
                              HOUSTON, TEXAS 77040
                     (Address of principal executive office)

     Registrant's telephone number, including area code          (281) 892-7160

                   5225 HOLLISTER STREET, HOUSTON, TEXAS 77040
                                 (713) 690-8265
       (Former address and telephone number of principal executive office)
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   [X]               No    [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 7, 1997, the registrant had 14,244,012 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $13.3 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            PAGE
PART I.
   Item 1.     Business..................................................      3
   Item 2.     Properties................................................      6
   Item 3.     Legal Proceedings.........................................      6
   Item 4.     Submission of Matters to a Vote of Security Holders.......      6

PART II.
   Item 5.     Market for the Registrant's Common Equity
               and Related Stockholder Matters...........................      7
   Item 6.     Selected Financial Data...................................      8
   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............      9
   Item 8.     Financial Statements and Supplementary Data...............     12
   Item 9.     Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure........     30

PART III.
   Item 10.    Directors and Executive Officers of the Registrant........     31
   Item 11.    Executive Compensation....................................     31
   Item 12.    Security Ownership of Certain Beneficial
               Owners and Management.....................................     31
   Item 13.    Certain Relationships and Related Transactions............     31

PART IV.
   Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.......................................     32

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

        The Company is a holding company that conducts its business through various wholly owned subsidiaries. The Company was incorporated in the State of Texas in June 1989, for the purpose of acquiring all of the outstanding stock of Tanknology Corporation International ("Tanknology") in a reorganization in connection with a private offering of securities by the Company. During 1995 and 1996, the Company has sold or scheduled to sell all of its operations except for Energy Recovery Resources, Inc. ("ERRI"). ERRI performs wastewater treatment, waste oil recycling, and the recovery and handling of other non-hazardous fluid wastes for owners and operators of underground storage tanks ("USTs"), aboveground storage tanks ("ASTs"), and other commercial and industrial waste generators. In January 1994, the Company acquired from Jack Holder Enterprises, Inc. those assets and liabilities that comprise ERRI.

        Those operations the Company has sold or scheduled to sell include: (i) Tanknology, a provider of leak detection services for USTs and ASTs using the VacuTect(R) process, a patented nonvolumetric method owned by Tanknology (Tanknology was incorporated in 1988 and sold in October 1996); (ii) Tanknology Canada (1988), Inc., ("Tanknology Canada"), a provider of leak detection services in Canada (Tanknology Canada was incorporated in 1988 and sold in October 1996); (iii) USTMAN Industries, Inc. ("USTMAN"), a provider of statistical inventory reconciliation ("SIR") leak detection services to owners and operators of USTs (USTMAN was purchased in 1992 and sold in October 1996);
(iv) Mankoff Equipment, Inc. ("Mankoff"), a provider of remediation services, tank upgrades, and other environmental products and services to owners and operators of USTs and ASTs (Mankoff was acquired in 1993 and sold in December
1995); (v) Engineered Systems, Inc. ("ESI"), a designer and manufacturer of automated systems and products for petroleum-oriented companies for use in bulk liquid loading terminals, fuel management, pipeline supervision, environmental data gathering, and access control. ESI was purchased in 1993, and in December 1995 the Company announced its intention to dispose of ESI; however, as of December 1996, ESI has not been sold. Tanknology, including its cathodic protection division d/b/a/ Tanknology Cathodic Protection, USTMAN, and Tanknology Canada are known collectively as the Tank Testing Group.

        The principal executive offices of the Company are located at 10235 W. Little York, Suite 405, Houston, Texas 77040, and its telephone number is (281) 892-7160.

GOVERNMENT REGULATIONS

        The Clean Water Act of 1972, The Safe Drinking Water Act of 1974, RCRA, and The Comprehensive Environmental Response Compensation and Liability Act of 1980 are federal regulations that govern the treatment of water and wastewater. In addition, local and state governmental agencies have established stringent standards limiting the type and quantity of chemicals and wastewater that can be discharged into the local sewer systems and waterways by individuals and commercial entities. These regulations prohibit the discharge of any pollutant into the public waterway that will interfere with the operation or performance of the public treatment facility. In many instances, wastewater may be pretreated to remove the pollutant. After the pollutant is removed, the wastewater may be discharged into the public waterway.

        Used oil is defined as any oil refined from crude oil or synthetic oil and, as a result of use, storage, or handling, has become unsuitable for its original purpose due to the presence of impurities or loss of original properties, but which may be suitable for further use and is economically recyclable. RCRA, as well as many state and local regulations, prohibits anyone from collecting, transporting, storing, recycling, using or disposing of used oil in any manner that endangers public health or welfare. Processors and transporters of used oil must obtain operating permits issued by local governmental authorities, and are required to comply with certain regulations related to the processing facility, waste oil storage, and documentation and reporting of activities. Wastewater processing and waste oil recycling are performed through the Company's ERRI subsidiary.

Business Strategy

        The Company's business strategy includes capitalizing on the opportunities for growth in its service area. The Company has constructed a new processing facility and expanded its wastewater and waste oil treatment business in the Charlotte, North Carolina area. The new facility has increased the capacity of wastewater and waste oil that can be treated and is capable of processing certain products that could not be handled at the Company's former location from which ERRI relocated during 1996.

        In addition to its investment in ERRI, the Company has cash and liquid investments of $29,848,000 at December 31, 1996. The Company and its Board of Directors are evaluating alternatives for use of these excess funds.

OPERATIONS

WASTEWATER TREATMENT AND WASTE OIL RECYCLING

        The Company, through its ERRI subsidiary, provides wastewater treatment, waste oil recycling, and the recovery and handling of other non-hazardous fluid wastes. Its customers include owners and operators of USTs and ASTs and other storage facilities, as well as commercial and industrial businesses that need to dispose of oil, chemicals, and wastewater generated by or used in their operations.

        Treated water is processed to meet local quality standards before being discharged into the sanitary sewer. Waste oil is recycled into high quality, low sulfur, high energy substitutes for Number 2 through Number 4 fuel oil. The recycled oil is then sold to asphalt plants, fuel blending companies, and various other industrial accounts, such as concrete and textile plants. Any unusable, non-recoverable oils are transported to an incineration plant.

FUEL SYSTEM PRODUCTS

        The Company, through its ESI subsidiary, produces a variety of customized computer systems, both hardware and software, for use in controlling, monitoring, and gathering data associated with the movement of liquids, primarily petroleum and petrochemicals. The Company elected to discontinue operations at its ESI subsidiary effective as of December 31, 1995 and put the assets of the business up for sale. As of December 31, 1996 ESI has not been sold.

PERSONNEL

        As of December 31, 1996, the Company employed 57 people, including those employed at ESI. None of the Company's employees are represented by a labor union. The Company considers relations with its employees to be satisfactory.

MARKETING

        The Company's products and services are marketed primarily to wastewater and waste oil generators and fuel product distributors. The Company's marketing efforts include trade publication advertising, presentation of products and services at trade shows, and personal sales calls. The Company's sales force consists of sales managers and independent sales agents who are paid commissions. In addition to the Company's headquarters in Houston, Texas, at December 31, 1996, the Company's ERRI subsidiary operates in its own treatment plant in Charlotte, North Carolina, while ESI operates in its facility in Tempe, Arizona.

        The Company performs service work for customers pursuant to a standard written service order, specified contract, or under longer-term negotiated agreements.

        During 1996 and 1995, the Company provided wastewater treatment and waste oil recycling services to approximately 700 customers. During each of the years ended December 31, 1996 and 1995, Holston Companies accounted for approximately 12% of the Company's total revenues from continuing operations.

RESEARCH AND DEVELOPMENT

        The Company is not currently involved in any resarch and development projects.

FOREIGN OPERATIONS

        The Company generated no revenues from foreign sources from continuing operations during 1996, 1995, and 1994.

COMPETITION

        The Company's ERRI subsidiary operates predominantly within a 150-mile radius of Charlotte, North Carolina and competes with several regional and national wastewater treatment and waste oil recycling firms. Competition is based on price, service, reliability, reputation, and plant capabilities. Many of these competitors are substantially larger and have significantly greater capital and other resources than the Company.

INSURANCE

        The Company's business, which involves working with volatile and hazardous substances, exposes it to substantial risks for which the Company could be held liable for damage to persons or property caused by any release, spill, fire, or explosion that occurs as a result of the conduct of its business. Such liability could be on the basis of negligence, strict liability, contract, or otherwise. The Company has obtained pollution and professional liability insurance in addition to its general liability, automobile liability, and workers compensation insurance. This insurance is subject to coverage limits. Therefore, there can be no assurance that liabilities that may be incurred by the Company will be covered by its insurance policies or, if covered, that the dollar amount of such liabilities will not exceed the Company's coverage limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company's financial condition.

TRADEMARKS AND PATENTS

        The Company has registered the following marks with the U.S. Patent and Trademark Office (those marks designated with an asterisk were registered for an initial term of 20 years, all others were registered for an initial term of ten years, and all may be renewed for ten-year terms). All of these marks are expected to be sold in connection with the planned sale of ESI.

        ESI-FUEL*
        ESI-TRAC*
        ESI ENGINEERED SYSTEMS INC. & Design*
        ESI-TALK*
        ESI
        IMAGE

        The Company has U.S. patents on the following inventions, listed by title and expiration date:

   Communications System with Repeater Stations        October 28, 1997
   Power Failure Detection and Restarting System       November 22, 1997
   Sequential Card Reader System                       June 16, 1998
   Remote Verification Lockout System                  October 20, 1998
   Card Reader Security System                         October 20, 1998
   Electronic Control System                           June 15, 1999
   Universal Document Control System                   December 7, 1999
   End of Transaction Control System                   February 25, 2003
   Data Scrambling System and Method                   May 27, 2003

ITEM 2.    PROPERTIES

        The Company's principal offices are located in an office building at 10235 W. Little York, Suite 405, Houston, Texas, which the Company rents. Most administrative functions are conducted from such facility. ERRI's office and processing plant is located on a six-acre site in the Charlotte, North Carolina area. ESI's principal offices are located in a 32,000 square foot facility at 2001 West Campus Drive, Tempe, Arizona, which the Company owns. The Company believes that its existing facilities and equipment are well maintained, are in good operating condition and are suitable and adequate for their intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded a liability for the $1.25 million contingency as of December 31, 1996. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1996.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "TANK." The Common Stock began trading on June 19, 1991. Prior to that time, there was no established public trading market for the Common Stock. The following table sets forth the quarterly high and low sale prices of the Common Stock, as reported on the NASDAQ National Market for the calendar quarters indicated:

                  Calendar Period             High            Low
                --------------------     -------------     -----------

                1996:
                First Quarter                3-1/4           1-5/8
                Second Quarter               3-1/32          2-1/8
                Third Quarter                2-7/16         1-13/16
                Fourth Quarter               2-1/2          1-13/16

                1995:
                First Quarter                2-7/8          1-13/16
                Second Quarter               2-1/2          1-13/16
                Third Quarter                2-1/2           1-9/16
                Fourth Quarter               2-3/8           1-1/2


        As of March 7, 1997, there were 324 record holders of the Common Stock. To date, the Company has not paid cash dividends on its Common Stock. It is the policy of the Company to continue retaining earnings for use in the Company's operations and to fund the Company's future activities.

        On March 26, 1992, the Board of Directors approved the repurchase by the Company of up to 500,000 shares of its Common Stock in private or public transactions. On January 19, 1993 and July 19, 1994, the Board increased the authorization by another 500,000 and 1,000,000 shares, respectively. As of March 7, 1997 the Company had purchased 955,225 shares pursuant to such program; however, no shares were repurchased during 1995 and 1996.

ITEM 6.    SELECTED FINANCIAL DATA

        During 1995 and 1996, the Company has sold or scheduled to sell all of its operations except for ERRI. The Company acquired ERRI during 1994. The statement of operations data for all years shown, except 1996, have been reclassified to reflect results from continuing operations. See Notes 1 and 3 to the Consolidated Financial Statements.

        The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                         Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                   1996              1995             1994               1993             1992
                                               ------------      ------------      ------------      ------------      ------------
Statement of Operations Data:
    Revenues .............................     $  2,199,154      $  2,374,637      $  2,477,349      $       --        $       --
    Cost of services .....................        1,554,132         1,316,499         1,337,769              --                --
                                               ------------      ------------      ------------      ------------      ------------
    Gross profit .........................          645,022         1,058,138         1,139,580              --                --
    Selling, general and
    administrative
    expenses (1) .........................        2,428,537         2,197,363         1,921,482         1,335,170         1,341,464
                                               ------------      ------------      ------------      ------------      ------------
    Loss from operations .................       (1,783,515)       (1,139,225)         (781,902)       (1,335,170)       (1,341,464)
    Other income (expense), net ..........          910,142           749,013           251,413           324,156           726,552
                                               ------------      ------------      ------------      ------------      ------------
    Loss from continuing
    operations ...........................                                                                             before income
    taxes ................................         (873,373)         (390,212)         (530,489)       (1,011,014)         (614,912)
    Benefit for income taxes .............         (339,476)         (150,687)         (199,592)         (384,185)         (233,666)
                                               ------------      ------------      ------------      ------------      ------------
    Loss from continuing
    operations ...........................         (533,897)         (239,525)         (330,897)         (626,829)         (381,246)
    Income (loss) from
    discontinued
            operations ...................        1,288,997        (8,349,580)        1,873,875         5,544,274         4,051,606
                                               ------------      ------------      ------------      ------------      ------------
    Net income (loss) ....................     $    755,100      $ (8,589,105)     $  1,542,978      $  4,917,445      $  3,670,360
                                               ============      ============      ============      ============      ============
    Earnings (loss) per share:
        From continuing
         operations ......................     $      (0.04)     $      (0.01)     $      (0.02)     $      (0.04)     $      (0.03)
        From discontinued
        operations .......................             0.09             (0.59)             0.13              0.37              0.27
                                               ------------      ------------      ------------      ------------      ------------
        Net earnings (loss) per
        share ............................     $       0.05      $      (0.60)     $       0.11      $       0.33      $       0.24
                                               ============      ============      ============      ============      ============
    Weighted average common
    shares
    outstanding ..........................       14,237,012        14,230,012        14,511,248        14,931,258        15,127,969
                                               ============      ============      ============      ============      ============

(1) A substantial portion of selling, general and administrative expenses are considered to be general corporate expenses, which management did not allocate to discontinued operations. However, subsequent to December 31, 1996, these expenses have been substantially reduced.

                                                                                AS OF DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
                                                      1996              1995              1994              1993              1992
                                                 -----------       -----------       -----------       -----------       -----------
Balance Sheet Data:
    Cash and cash equivalents ............       $11,421,710       $14,967,107       $ 6,249,636       $ 6,344,025       $ 6,566,970
    Short-term investments ...............        18,425,979         3,694,873         7,483,075         9,841,270         9,917,721
    Working capital ......................        29,001,908        24,896,104        26,300,941        29,146,392        27,447,259
    Total assets .........................        43,033,894        42,276,610        52,917,420        55,358,301        48,790,644
    Long-term debt, excluding
    current maturities ...................              --                --                --                --                --
    Total shareholders' equity............        40,432,973        39,665,133        48,238,488        48,841,217        43,993,381

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Selected Financial Data" included elsewhere in this Report.

GENERAL

        The following table sets forth, for the periods indicated, the percentage relationship that certain items in the Company's Statement of Operations bear to revenues:


                                                        Year ended December 31,
                                                     ---------------------------
                                                               1995       1994
                                                     1996   (Restated)(Restated)
                                                     -----     -----     -----
Revenues .........................................   100.0%    100.0%    100.0%
Cost of services .................................    70.7      55.4      54.0
                                                     -----     -----     -----
Gross profit .....................................    29.3      44.6      46.0
Selling, general and administrative expenses .....   110.4      92.6      77.6
                                                     -----     -----     -----
Loss from operations .............................   (81.1)    (48.0)    (31.6)
Other income (expense), net ......................    41.4      31.6      10.2
                                                     -----     -----     -----
Loss from continuing operations
        before income taxes ......................   (39.7)    (16.4)    (21.4)
Income tax benefit ...............................   (15.4)     (6.3)     (8.1)
                                                     -----     -----     -----
Loss from continuing operations ..................   (24.3)    (10.1)    (13.3)
Income (loss) from discontinued operations and
gain (loss) on sale of discontinued operations ...    58.6     (351.6)    75.6
                                                     -----     -----     -----
Net income (loss) ................................    34.3%    (361.7)%   62.3%
                                                     =====     =====     =====


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
 YEAR ENDED DECEMBER 31, 1995

        Revenues from wastewater treatment and waste oil recycling services at the Company's Energy Recovery Resources, Inc. ("ERRI") division declined by 7.4% from $2,375,000 during the year ended December 31, 1995 to $2,199,000 during the year ended December 31, 1996. Such revenue decrease was primarily due to operational delays caused by the relocation of ERRI's processing equipment to the newly constructed treatment facility in the Charlotte, North Carolina area. The transfer of the processing equipment took place in stages over the course of the year, but was essentially completed by year-end 1996.

        Gross profit declined by $413,000 to $645,000 during 1996 from $1,058,000 during 1995. When measured as a percentage of sales, the gross margin declined to 29.3% during 1996 from 44.6% during the previous year. The Company incurred certain one-time personnel and transportation costs associated with ERRI's move to its new location. Other redundant costs related to the operation of two processing plants were also incurred during 1996. Additionally, during the first half of 1996, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed and the learning curve involved with its operation. Management believes that as of year-end 1996, the operating efficiency in the new facility has improved relative to the first half of the year.

        Selling, general and administrative expenses increased $231,000 to $2,428,000 in 1996 from $2,197,000 during 1995, mainly due to the addition of management and supervisory personnel needed to start-up and operate the new more complex processing facility. Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $749,000 during 1995 to $910,000 during 1996, principally due to an increase in the amount invested as a result of the Company's sale of certain subsidiaries during the fourth quarter of 1996.

A substantial portion of selling, general and administrative expense represents general corporate overhead, which management did not allocate to discontinued operations. Subsequent to the sale of its Tank Testing Group, management has substantially reduced corporate personnel and costs to a level more commensurate with ongoing current operations.

        As a result of the above factors, during the year ended December 31, 1996, the Company lost $534,000 from continuing operations compared to a loss of $239,000 during the year ended December 31, 1995.

        During 1996, the Company sold its subsidiaries that provided leak detection and cathodic protection services for USTs ("the Tank Testing Group") to an independent third party. The Company recorded a gain on the sale of the Tank Testing Group of $1,277,000, net of a provision for income taxes of $788,000. The Company also accrued an additional $1.25 million for contingent liabilities pursuant to the sale agreement. The Tank Testing Group earned $672,000 from operations during 1996, versus $1,055,000 during 1995, principally as a result of higher revenues during 1995. During 1995, the Company sold its Mankoff subsidiary to a private investor for cash and notes totaling $2.3 million. The sale resulted in a loss from discontinued operations of $3,610,000. In addition, Mankoff incurred operating losses of $364,000 during 1995. During 1995, the Board of Directors authorized the Company to dispose of its ESI subsidiary. In conjunction with the planned disposition, the Company recorded a loss from discontinued operations of its ESI operation of $3,715,000 during 1995, net of an income tax benefit of $1,914,000. The Company originally expected to complete the sale of ESI prior to December 31, 1996. Based on discussions with several potential purchasers, the Company anticipates the sale of ESI during the second quarter of 1997. As a result of the longer than anticipated period of disposal, the Company recorded an additional reserve of $660,000 during the fourth quarter of 1996, net of an income tax benefit of $340,000. ESI incurred operating losses of $2,163,000 during 1996, which were anticipated in the loss from discontinued operations recorded by the Company.

        For the year ended December 31, 1996, the Company earned $755,000 including $1,289,000 from discontinued operations, principally resulting from the gain on sale of the Tank Testing Group, compared to a net loss of $8,589,000 that included losses related to discontinued operations of $8,350,000, principally related to ESI and Mankoff, during the year ended December 31, 1995.

        During the first quarter of 1997, the Company sold its headquarters building in Houston and received cash consideration of approximately $900,000. Pursuant to the sale, the Company recorded a loss of approximately $150,000 for which the Company had recorded a provision during the fourth quarter of 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO
 YEAR ENDED DECEMBER 31, 1994

        Revenues from wastewater treatment and waste oil recycling services declined by 4.1% from $2,477,000 during the year ended December 31, 1994 to $2,375,000 during the year ended December 31, 1995, principally due to a lower volume of water processed in 1995 versus 1994. As a result of the relatively fixed cost nature of operations, gross profit dropped by $82,000 to $1,058,000 during 1995 from $1,140,000 during 1994. When measured as a percentage of revenues, the gross margin declined to 44.6% during 1995 from 46% during 1994.

        Selling, general and administrative expenses increased $276,000 to $2,197,000 during 1995 from $1,921,000 during 1994, primarily due to a rise in legal costs associated with various claims and litigation in which the Company was involved. Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $251,000 during 1994 to $749,000 during 1995, chiefly due to an increase in the amount invested.

        During the year ended December 31, 1995, the Company lost $239,000 from continuing operations compared to a loss of $331,000 for the year ended December 31, 1994.

        For the year ended December 31, 1995, the Company had a net loss of $8,589,000 that included losses related to discontinued operations of $8,350,000, compared to net income of $1,543,000, including income from discontinued operations of $1,874,000 during the year ended December 31, 1994.

SEASONALITY

        The Company experiences no noticeable seasonal variations in its continuing business.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1996, the Company had cash, cash equivalents, and short-term investments of $29,848,000 and had no significant cash commitments of such funds in excess of requirements to operate the Company's continuing operations. These funds are being invested pending any decision by the Company's Board of Directors regarding the Company's future direction. For the year ended December 31, 1996, net cash flow from operations totaled $1,711,000 versus $5,651,000 during 1995. Current year cash flow from operations is the result of income of $755,000, reduced by non-cash revenue and expenses of $1,330,000, and increased for working capital changes totalling $2,286,000. Cash flow from operating activities from the continuing business was $387,000 for the year ended December 31, 1996.

        Non-cash revenue and expenses for 1996 includes a $1 million provision for disposition of ESI, offset by ESI's current year operating loss of $2,163,000, and by the Company's gain on the sale of the Tank Testing Group of $2,065,000. Depreciation and amortization totaled $2,598,000 during 1996. Working capital changes include a collection of income taxes receivable of $2,107,000 related to the sale of its Mankoff subsidiary during 1995.

        Capital expenditures for 1996 were $1,987,000, mainly for the construction of a new facility that expanded the Company's wastewater treatment capacity at its ERRI subsidiary. During 1996, the Company received cash of $12 million from the sale of those subsidiaries that made up the Tank Testing Group. Capital expenditures for 1997 are expected to be less that $500,000, primarily for the purchase and construction of machinery at ERRI.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company is evaluating strategic and financial alternatives for maximizing shareholder value. This may include, but is not limited to, an acquisition or merger with another company that may or may not be in a business complementary to that of the Company, a "going private" transaction in which current Directors and/or management would acquire the outstanding publicly-held shares of the Company, or some combination of the above alternatives. The Company has not necessarily determined to pursue any of the above alternatives at this time, nor are the Company's alternatives limited to the above items.

FOWARD-LOOKING STATEMENT

        The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in Item 1. Business and this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "EARNINGS PER SHARE" ("SFAS No. 128"), in February 1997. The Company is required to adopt the provisions of SFAS No. 128 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
AUDITED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................   13

Consolidated Balance Sheet as of December 31, 1996 and 1995..............    14

Consolidated Statement of Operations
        for the three years in the period ended December 31, 1996........    15

Consolidated Statement of Shareholders' Equity
        for the three years in the period ended December 31, 1996........    16

Consolidated Statement of Cash Flows
        for the three years in the period ended December 31, 1996........    17

Notes to Consolidated Financial Statements...............................    18

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tanknology Environmental, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheet of Tanknology Environmental, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanknology Environmental, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                     COOPERS & LYBRAND L.L.P.

Houston, Texas
March 24, 1997

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       December 31,     December 31,
                                                           1996             1995
                                                       ------------    ------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................   $ 11,421,710    $ 14,967,107
  Short-term investments ...........................     18,425,979       3,694,873
  Accounts receivable, net .........................        420,556       5,023,019
  Note receivable ..................................         91,349            --
  Inventories, net .................................         60,317         350,275
  Deferred tax asset ...............................        447,202         576,002
  Income tax receivable ............................           --         2,106,678
  Other current assets .............................        735,716         789,627
                                                       ------------    ------------
  Total current assets .............................     31,602,829      27,507,581
PROPERTY AND EQUIPMENT, NET ........................      5,547,864       9,049,510
INTANGIBLE ASSETS, LESS ACCUMULATED
AMORTIZATION .......................................      2,494,873       3,765,400
DEFERRED TAX ASSET .................................      1,450,248         872,610
NET ASSETS OF DISCONTINUED OPERATIONS AND
OTHER ASSETS .......................................      1,938,080       1,081,509
                                                       ------------    ------------
  Total assets .....................................   $ 43,033,894    $ 42,276,610
                                                       ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable ....................................   $       --      $     28,939
  Accounts payable .................................        333,676       1,009,814
  Accrued liabilities ..............................      2,267,245       1,572,724
                                                       ------------    ------------
          Total current liabilities ................      2,600,921       2,611,477
                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES (See Note 9)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 10,000,000 shares
  authorized; no shares issued and outstanding .....           --              --
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 15,192,237 and 15,185,237 shares
  issued at December 31, 1996 and 1995, respectively        151,922         151,852
  Additional paid-in capital .......................     33,109,657      33,096,987
  Retained earnings ................................     11,359,065      10,603,965
  Treasury stock at cost, 955,225 shares, at
  December 31, 1996 and 1995 .......................     (4,187,671)     (4,187,671)
                                                       ------------    ------------
  Total shareholders' equity .......................     40,432,973      39,665,133
                                                       ------------    ------------
  Total liabilities and shareholders' equity .......   $ 43,033,894    $ 42,276,610
                                                       ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                                               1996                   1995*              1994*
                                                                           ------------          ------------          ------------
REVENUES .........................................................         $  2,199,154          $  2,374,637          $  2,477,349
COST OF SERVICES .................................................            1,554,132             1,316,499             1,337,769
                                                                           ------------          ------------          ------------
Gross profit .....................................................              645,022             1,058,138             1,139,580
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ..........................................            2,428,537             2,197,363             1,921,482
                                                                           ------------          ------------          ------------
Loss from operations .............................................           (1,783,515)           (1,139,225)             (781,902)
                                                                           ------------          ------------          ------------
OTHER INCOME (EXPENSE):
Interest income ..................................................            1,056,874               745,568               406,444
Interest expense .................................................               (4,715)                  (33)               (2,217)
Other income (expense), net ......................................             (142,017)                3,478              (152,814)
                                                                           ------------          ------------          ------------
Total other income (expense), net ................................              910,142               749,013               251,413
                                                                           ------------          ------------          ------------
Loss before income taxes .........................................             (873,373)             (390,212)             (530,489)
INCOME TAX BENEFIT ...............................................             (339,476)             (150,687)             (199,592)
                                                                           ------------          ------------          ------------
Loss from continuing operations ..................................             (533,897)             (239,525)             (330,897)
Net income (loss) from discontinued operations, ..................
               net of tax ........................................               12,098            (4,739,338)            1,873,875
Gain (loss) on sale of discontinued operations, ..................                 --
net of tax .......................................................            1,276,899            (3,610,242)
                                                                           ------------          ------------          ------------
Net income (loss) ................................................         $    755,100          $ (8,589,105)         $  1,542,978
                                                                           ============          ============          ============
EARNINGS (LOSS) PER SHARE:
From continuing operations .......................................         $      (0.04)         $      (0.01)         $      (0.02)
From discontinued operations .....................................                 0.09                 (0.59)                 0.13
                                                                           ------------          ------------          ------------
Net earnings (loss) per share ....................................         $       0.05          $      (0.60)         $       0.11
                                                                           ============          ============          ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ......................................................           14,237,012            14,230,012            14,511,248
                                                                           ============          ============          ============

----------
* Reclassified

          The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31,1996

                                            COMMON STOCK           TREASURY STOCK        ADDITIONAL                        TOTAL
                                      ----------------------  -----------------------     PAID-IN        RETAINED      SHAREHOLDERS'
                                        SHARES      AMOUNT      SHARES      AMOUNT         CAPITAL       EARNINGS          EQUITY
                                      ----------   --------   --------    -----------    -----------   ------------    ------------
Balance, December 31, 1993 ........   15,161,238   $151,612   (419,700)   $(1,962,848)   $33,002,361   $ 17,650,092    $ 48,841,217
Issuance of common stock to
nonemployee directors .............        7,000         70       --             --           42,800           --            42,870
Exercise of common stock
options ...........................        9,999        100       --             --           36,146           --            36,246
Purchase of treasury
stock .............................         --         --     (535,525)    (2,224,823)          --             --        (2,224,823)
Net income ........................         --         --         --             --             --        1,542,978       1,542,978
                                      ----------   --------   --------    -----------    -----------   ------------    ------------
Balance, December 31, 1994 ........   15,178,237    151,782   (955,225)    (4,187,671)    33,081,307     19,193,070      48,238,488
Issuance of common stock to
nonemployee directors .............        7,000         70       --             --           15,680           --            15,750
Net loss ..........................         --         --         --             --             --       (8,589,105)     (8,589,105)
                                      ----------   --------   --------    -----------    -----------   ------------    ------------
Balance, December 31, 1995 ........   15,185,237    151,852   (955,225)   $(4,187,671)    33,096,987     10,603,965      39,665,133
Issuance of common stock
to nonemployee directors ..........        7,000         70       --             --           12,670           --            12,740
Net income ........................         --         --         --             --             --          755,100         755,100
                                      ----------   --------   --------    -----------    -----------   ------------    ------------
Balance, December 31,1996 .........   15,192,237   $151,922   (955,225)    (4,187,671)   $33,109,657   $ 11,359,065    $ 40,432,973
                                      ==========   ========   ========    ===========    ===========   ============    ============

           The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                                                  1996                1995                  1994
                                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................        $    755,100         $ (8,589,105)        $  1,542,978

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for disposition of discontinued operations ................           1,000,000            7,521,209                 --

(Gain) loss on sale of discontinued operations ......................          (2,065,228)           3,610,242                 --

ESI operating loss charged to reserve for discontinued
        operations ..................................................          (2,163,317)                --                   --
Depreciation and amortization .......................................           2,598,411            3,758,893            3,718,853
Net amortization of premiums and discounts on
        short term investments ......................................            (234,897)            (216,110)             129,733
Loss on disposal of assets ..........................................                --                  7,221              105,559
        Deferred income taxes .......................................            (232,838)          (2,388,559)              56,475
        Deferred income .............................................             (16,430)             (20,160)             (20,160)
Changes in assets and liabilities, including
        discontinued operations:
Decrease (increase) in accounts
        and note receivable, net ....................................            (136,149)           2,028,855            1,847,116
Decrease (increase) in costs and estimated
        earnings in excess of billings on
        uncompleted contracts .......................................            (230,304)            (672,616)             439,850
Decrease (increase) in inventories, net .............................             595,206            1,004,140             (228,276)
Decrease (increase) in income tax receivable ........................           2,106,678           (2,106,678)                --
        (Increase) decrease in other current assets .................            (834,414)             604,231              525,724
Increase (decrease) in accounts payable and accrued
        liabilities .................................................             568,853            1,109,363           (1,837,355)
                                                                             ------------         ------------         ------------
Total adjustments ...................................................             955,571           14,240,031            4,737,519
                                                                             ------------         ------------         ------------
Net cash provided by operating activities ...........................           1,710,671            5,650,926            6,280,497
                                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................          (1,987,458)          (2,472,825)          (2,224,437)
Acquisition of business, net of cash acquired .......................                --                   --             (3,490,000)
Proceeds from the sale of discontinued operations ...................          12,000,000            1,500,000                 --
Proceeds from the sale of assets ....................................                --                322,149                 --
Purchases of short-term investments .................................         (20,193,368)         (11,703,150)         (10,598,782)
Proceeds from maturities of short-term investments ..................           5,697,159           15,707,462           12,827,244
Increase in intangible assets .......................................             (44,763)            (139,006)            (534,863)
                                                                             ------------         ------------         ------------
Net cash (used in) provided by investing activities .................          (4,528,430)           3,214,630           (4,020,838)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable .................................             (28,939)            (148,085)            (165,472)
Purchase of treasury stock ..........................................                --                   --             (2,224,823)
Proceeds from exercise of stock options .............................                --                   --                 36,247
                                                                             ------------         ------------         ------------
Net cash used in financing activities ...............................             (28,939)            (148,085)          (2,354,048)
                                                                             ------------         ------------         ------------
CASH OF BUSINESSES SOLD .............................................            (698,699)                --                   --
                                                                             ------------         ------------         ------------
Net (decrease) increase in cash and cash equivalents ................          (3,545,397)           8,717,471              (94,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................          14,967,107            6,249,636            6,344,025
                                                                             ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............................        $ 11,421,710         $ 14,967,107         $  6,249,636
                                                                             ============         ============         ============

           The accompanying notes are an integral part of the consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the consolidated statement of operations and related notes thereto have been reclassified to reflect the Company's discontinued operations consisting of Mankoff, Inc. ("Mankoff"), Engineered Systems, Inc. ("ESI"), Tanknology Corporation International ("TCI"), Tanknology Canada (1988), Inc., ("TCS"), and USTMAN Industries, Inc. ("USTMAN"), as discussed in Note 3. All amounts related to the statement of operations are from continuing operations unless otherwise indicated.

        The Company is a holding company whose only current continuing business is wastewater processing and waste oil recycling in the Central Eastern United States. The Company's discontinued subsidiary, ESI, develops and manufactures automated fuel systems and related products principally for large international oil companies.

        REVENUE RECOGNITION

        The Company generates revenues primarily through the treatment of wastewater and the sale of recycled waste oil. Revenues are recognized at the time the services are rendered.

        CASH EQUIVALENTS

        The Company considers all highly liquid investment instruments with original maturities of three months or less when purchased to be cash equivalents.

        SHORT-TERM INVESTMENTS

        Short-term investments are those with maturities greater than three months when purchased and prior to 1994, are recorded at amortized cost, which approximates market.

        Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in debt and equity securities held by the Company. The Company has classified all short-term investments as available-for-sale. When purchased, securities are recorded at cost and adjusted for unrealized holding gains and losses due to market fluctuations. Gains and losses are recorded upon the sales of short-term investments based upon the specific identification method. Adoption of this standard did not materially affect the Company's financial position or results of operations.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. Reserves are established against inventories for excess, slow moving and obsolete items and for items where net realizable value is less than cost. At December 31, 1996 and 1995, the inventory reserve balances were $0 and $510,480, respectively.

        PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Buildings are depreciated over 20 to 40 years and other property and equipment are depreciated over five to ten years. Depreciation expense was $295,343, $208,853, and $48,097 for the years ended December 31, 1996, 1995, and 1994, respectively. When assets are

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

        INCOME TAXES

        The Company utilizes the liability method for deferred income taxes. The liability approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's financial statements or tax returns. All expected future events other than changes in the law or tax rates, are considered in estimating future tax consequences.

        The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.

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

        CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade receivables.

        The Company maintains cash balances with several banks. Cash and cash equivalents includes investments in commercial paper and U.S. Government Securities that mature in no more than 90 days from the date of purchase. Short-term investments include U.S. Government Securities, municipal bonds, mutual funds, and mortgage backed securities. Such investments are recorded at cost and adjusted for fluctuations in market values. At December 31, 1996, approximately $20,326,000, $4,469,000, $2,354,000, and $2,189,000, respectively, were held in trust by four separate investment managers. At December 31, 1995, approximately $8,423,000, $4,193,000, $2,230,000, and $2,076,000, respectively, were held in trust by four separate investment managers.

        The Company grants credit to its customers who consist primarily of commercial and industrial wastewater and waste oil generators and major oil companies. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The provision for doubtful accounts for the years ended December 31, 1996, 1995, and 1994, was $30,996, $65,768, and $7,134, respectively. The allowance for doubtful accounts at December 31, 1996 and 1995 was $44,427 and $394,286, respectively.

        MANAGEMENT'S ESTIMATES

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "EARNINGS PER SHARE" ("SFAS No. 128"), in 1997. The Company is required to adopt the provisions of SFAS No. 128 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      ACQUISITIONS

        On January 31, 1994, the Company, through its wholly owned subsidiary, Energy Recovery Resources, Inc. ("ERRI"), acquired certain assets of Jack Holder Enterprises, Inc. The purchase price consisted of a cash payment of $3,500,000. ERRI performs wastewater treatment, waste oil recycling, and the recovery and handling of other non-hazardous fluid wastes for owners and operators of underground storage tanks ("USTs"), aboveground storage tanks ("ASTs") and other commercial and industrial waste generators. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities of ERRI were recorded at their estimated fair values at the date of acquisition and earnings are included in the Company's operations from the date of purchase.

3.      DISCONTINUED OPERATIONS

        During 1995, the Board of Directors of the Company elected to discontinue operations at its Mankoff and ESI subsidiaries and put the assets of the businesses up for sale.

        Mankoff's operations were discontinued as of June 30, 1995. Mankoff's revenues were $6,353,000 and $6,574,000 for the years ended December 31, 1995 and 1994, respectively. Mankoff was sold on December 21, 1995, for $1,500,000 in cash and two 24 month non-interest bearing notes receivable totalling $805,000. The purchaser has also assumed the performance of all contract obligations of Mankoff. A provision for loss on disposition of Mankoff of $3,610,000 net of an income tax benefit of $1,892,000 was recorded in 1995 as a result of the sale.

        ESI's operations were discontinued as of December 31, 1995; however, as of December 31, 1996, ESI has not been sold or closed. ESI's revenues were $3,322,000, $3,718,000, and $5,047,000 for the years ended December 31, 1996,
1995, and 1994, respectively. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the then expected date of sale, was recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 has been recorded, net of an income tax benefit of $340,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, contracts in progress, inventories, and property, plant and equipment offset by accrued liabilities, including estimated losses through the revised expected date of sale. The Company will fulfill all contract obligations of ESI and liquidate its assets unless a buyer of the business assumes performance of its contracts in the near future.

        On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group" to NDE Environmental Corporation ("NDE"), a Delaware corporation, an unrelated third party. The dispostion of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and NDE dated October 7, 1996. The terms of the Agreement were determined by arm's-length negotiation between the Company and NDE. The Company disposed of the Tank Testing Group in consideration of the receipt of $12 million in cash. The Agreement calls for adjustments to the purchase price of up to $1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. Management does not believe any material working capital deficiencies exist; however, a liability totaling $1.25 million has been accrued for potential liabilities. Revenues for the Tank Testing Group were $18,926,000, $24,607,000, and $30,014,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of discontinued operations for the three years in the period ended December 31, 1996 are as follows:


                                       -----------------------------------------
                                           1996          1995           1994
                                       -----------   ------------    -----------
Revenues ...........................   $18,925,828   $ 34,678,328    $41,634,955
                                       -----------   ------------    -----------
Net income (loss) from discontinued
operations,
net of tax .........................        12,098     (4,739,338)     1,873,875
Gain (loss) on sale of discontinued
operations,
net of tax .........................     1,276,899     (3,610,242)          --
                                       -----------   ------------    -----------
Income (loss) from discontinued
operations, net of tax .............   $ 1,288,997   $ (8,349,580)   $ 1,873,875
                                       ===========   ============    ===========



Net assets of discontinued operations at December 31, 1996 and 1995 consist of the following:


                                                    ----------------------------
                                                        1996            1995
                                                    -----------     -----------
Working capital ................................    $ 2,516,611     $ 2,575,473
Long term assets ...............................      3,826,152       3,796,841
Accrued losses and reserve for disposition .....     (4,404,683)     (5,628,860)
                                                    -----------     -----------
Net assets .....................................    $ 1,938,080      $743,454 *
                                                    ===========     ===========



During 1996, ESI incurred losses of $2,163,317, which were charged to the reserve for disposition. During the fourth quarter, the Company recorded an additional charge of $660,000, net of a tax provision of $340,000 for further losses through the revised expected date of disposition.

* As of December 31, 1995, the caption "Net assets of discontinued operations and other assets" in the Company's Consolidated Balance Sheet includes $338,055 of other assets in addition to $743,454 of net assets of discontinued operations.

                       TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

4.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

    Additional information regarding certain balance sheet accounts at December 31, 1996 and 1995 is presented below:

                                                             December 31,
                                                 ------------------------------
                                                      1996               1995
                                                 -----------       ------------
Other current assets:
  Estimated state income tax payments ........   $      --         $     46,519
  Interest receivable ........................        31,016             53,800
  Prepaid insurance ..........................       127,497            563,641
  Employee travel advances ...................         3,030             85,267
  Deposits ...................................          --               20,219
  Other ......................................       574,173             20,181
                                                 -----------       ------------
          Total other current assets .........   $   735,716       $    789,627
                                                 ===========       ============

Inventories:
  Raw materials and purchased parts ..........   $      --         $       --
  Work-in-process ............................          --                 --
  Finished goods .............................        60,317            350,275
                                                 -----------       ------------
          Total inventory ....................   $    60,317       $    350,275
                                                 ===========       ============

Property and equipment:
  Testing units ..............................   $      --         $  9,478,608
  Buildings and improvements .................     3,196,998(1)       1,042,749
  Furniture, fixtures and equipment ..........     2,794,047(1)       5,327,911
  Land .......................................       559,520(1)         370,260
  Plant construction in progress .............         5,344          2,417,793
  Testing equipment parts ....................          --              601,986
                                                 -----------       ------------
          Total property and equipment .......     6,555,909         19,239,307
  Accumulated depreciation ...................    (1,008,045)(1)    (10,189,797)
                                                 -----------       ------------
          Net property and equipment .........   $ 5,547,864       $  9,049,510
                                                 ===========       ============

Accrued liabilities:
  Compensation ...............................   $   322,771       $    630,265
  State, federal and foreign income taxes ....       634,590               --
  Warranty and claims reserves ...............     1,250,000            630,000
  Other taxes ................................        57,460             86,019
  Other ......................................         2,424            226,440
                                                 -----------       ------------
          Total accrued liabilities ..........   $ 2,267,245       $  1,572,724
                                                 ===========       ============

(1)   Includes $1,044,978, $54,817, $370,260, and $421,603, respectively, related to the Company's former headquarters and Tank Testing Group facility that was sold in March 1997. A loss of $150,000 was recorded as of December 31, 1996.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

5.      SHORT-TERM INVESTMENTS

    The Company's investments in cash equivalents and short-term investments consist of debt securities that are classified as available-for-sale and are recorded at cost and adjusted for unrealized holding gains and losses due to market value fluctuations. A summary of the estimated fair values of investments at December 31, 1996 and 1995 follows:

                                                    1996                 1995
                                                 ------------      ------------
U.S. Treasury obligations ..................     $       --        $ 10,339,741
Money market mutual funds ..................        2,188,667         2,075,903
U.S. Government agency obligations .........       20,939,007         1,045,475
Corporate bonds ............................        4,469,000         2,477,192
Commercial paper ...........................        1,740,988           984,264
Less:  Cash equivalents ....................      (10,911,683)      (13,227,702)
                                                 ------------      ------------
Total short-term investments ...............     $ 18,425,979      $  3,694,873
                                                 ============      ============

6.      INTANGIBLE ASSETS

    At December 31, 1996 and 1995, intangible assets net of amortization consisted of the following:

                                                           1996           1995
                                                       ----------     ----------

Excess of costs over net assets acquired .........     $2,494,873     $2,847,359
Patents ..........................................           --          868,553
Other ............................................           --           49,488
                                                       ----------     ----------
Total intangible assets, net .....................     $2,494,873     $3,765,400
                                                       ==========     ==========


    Excess of costs over net assets acquired resulted from the acquisition of ERRI and is being amortized over fifteen years. Patents are amortized over the life of the patents, generally thirteen years. Other intangible assets are amortized over five to seven year periods. Amortization expense related to intangibles was $206,394, $206,394, and $188,325 for the years ended December 31, 1996, 1995, and 1994, respectively. Accumulated amortization related to intangible assets was $601,041 and $1,476,476 at December 31, 1996 and 1995, respectively.

7.  NOTES PAYABLE

  At December 31, 1995, the Company had outstanding notes payable of $28,939 issued for the financing of insurance premiums. The notes matured in February 1996. The Company had no outstanding notes payable at December 31, 1996.

  At December 31, 1995, the Company had a $10 million unsecured revolving line of credit facility with a bank. The Company was required to maintain certain financial covenants regarding net worth and debt to cash flow and was in compliance for the year ended December 31, 1995. No borrowings were outstanding under such bank credit facility at December 31, 1995. The amounts available under the credit facility were reduced by amounts outstanding under letters of credit issued on behalf of the Company by the same bank. At December 31, 1995, the Company had a $106,000 balance outstanding under the letter of credit agreement. This credit facility matured in July 1996 and was not renewed.

8.  INCOME TAXES

      The components of the income tax provision for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                       1996             1995*            1994*
                                  -----------      -----------      -----------
Continuing operations:
      Federal-current ........    $  (126,397)     $  (111,585)     $  (202,559)
      Federal-deferred .......       (148,640)         (11,786)          30,617
      State-current ..........        (37,009)         (23,992)         (36,285)
      State-deferred .........        (27,430)          (3,324)           8,635
                                  -----------      -----------      -----------
      Total continuing .......       (339,476)        (150,687)        (199,592)
 Discontinued operations .....      1,036,640       (3,915,175)       1,272,218
                                  -----------      -----------      -----------
      Total ..................    $   697,164      $(4,065,892)     $ 1,072,626
                                  ===========      ===========      ===========
----------
*Reclassified

  The difference between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate is analyzed as follows:
                                                  Year Ended December 31,
                                          --------------------------------------
                                            1996          1995*         1994*
                                          ---------     ---------     ---------

Amount computed using the statutory rate  $(296,946)    $(132,672)    $(180,366)


State taxes, net of federal benefit ....    (42,530)      (18,015)      (19,226)
                                          ---------     ---------     ---------
Total ..................................  $(339,476)    $(150,687)    $(199,592)
                                          =========     =========     =========

        The effective tax rates for the three years ended December 31, 1996, 1995, and 1994 were 38.9%, 38.6%, and 37.6%, respectively. The effective tax rate for discontinued operations was approximately 44% and 32% in 1996 and 1995, respectively. The 1996 rate resulted from foreign and state income taxes and non-deductible expenses. The 1995 rate reflects permanent bases differences on assets sold.

  The components of the deferred tax assets and liabilities are as follows:

                                                          Year Ended December 31,
                                                        --------------------------
Current deferred tax assets (liabilities):                   1996           1995
                                                        -----------    -----------
     Difference in recognition of accrued expenses ..   $    87,121    $   340,204
     Difference in recognition of allowance for
     doubtful accounts ..............................       257,543        170,387
     Difference in bases of inventory ...............        34,537         35,791
     Difference in recognition of deduction for
     warranty expense ...............................        22,100         22,100
     Difference in recognition of loss on building ..        51,000           --
     Difference in recognition of other expenses ....        (5,099)         7,520
                                                        -----------    -----------
                    Total current deferred ..........       447,202        576,002
                                                        -----------    -----------
Noncurrent deferred tax assets (liabilities):
     Difference in recognition of loss on disposition
     of ESI .........................................     1,628,584      1,913,860
     Difference in bases of property and equipment
     acquired .......................................      (312,634)      (312,634)
     Difference in accumulated depreciation .........      (373,344)      (809,496)
     Difference in recognition of accumulated
     amortization ...................................        (4,989)        80,880
     Difference in deducting construction period
     interest .......................................        41,523           --
     Difference in recognition of accrued expenses ..       425,750           --
     Difference in other expenses ...................        45,358           --
                                                        -----------    -----------
                    Total noncurrent deferred .......     1,450,248        872,610
                                                        -----------    -----------
                           Net deferred income taxes    $ 1,897,450    $ 1,448,612
                                                        ===========    ===========

9.      COMMITMENTS AND CONTINGENCIES

    Total rental expense for operating leases none of which extend beyond December 31, 1996, for the years ended December 31, 1996, 1995, and 1994 was $67,116, $48,196, and $44,852, respectively.

    The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded a liability for the $1.25 million contingency as of December 31, 1996. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

10.     TREASURY STOCK

    During the year ended December 31, 1994, the Company purchased 535,525 shares of its Common Stock at an aggregate cost of $2,224,823.

11.     STOCK OPTIONS

    The Board of Directors has reserved 1,000,000 authorized shares of its Common Stock for the purpose of issuing nonincentive stock options, incentive stock options, and restricted stock awards to key employees under its 1989 Stock Option Plan. The exercise price for a nonincentive stock option shall not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price for each incentive stock option granted may not be less than the fair market value of the Company stock on the date of grant. For those incentive stock optionees owning more than 10% of the Company's Common Stock on the date the options are granted, the option price per share for an incentive stock option shall not be less than 110% of the fair market value on the date of the grant. The purchase price for restricted stock may be equal to or less than par value and may be zero. Effective December 20, 1994, the Board of Directors of the Company approved the cancellation of 258,333 employee stock options with exercise prices ranging from $3.00 to $7.50, and the subsequent issuance of 630,000 stock options with an exercise price of $2.50 to certain employees and nonemployee directors. Effective January 26, 1995, the Board of Directors of the Company approved the cancellation of 129,167 employee stock options, with exercise prices ranging from $4.50 to $7.50, and the subsequent issuance of 160,000 stock options, with an exercise price of $2.41 to certain employees. The options under the plan vest on graded schedule depending on the Company's stock price. Fifteen percent of all options are vested immediately as of the date of grant and an additional 15% will vest on the third anniversary of the date of grant. An additional 70% will vest within 3 years if the Company's stock price equals or exceeds certain criteria. Otherwise, these optins will vest on the tenth anniversary of the date of grant.

    A total of 800,000 shares of Common Stock were reserved for issuance under the 1991 Nonemployee Director Stock Option Plan, which authorized the granting of nonincentive stock options to purchase Common Stock and restricted stock awards subject to certain restrictions to nonemployee directors. Under the original plan, each eligible nonemployee director received (i) a Director Option to Purchase 6,000 shares of common stock on January 1 of each year, beginning January 1, 1993, and (ii) 1,000 shares of restricted stock (collectively, an "Award"). Each director option will expire five (5) years after the date of grant. The purchase price for each share of restricted stock shall be zero. Effective with the January 1, 1995 issue date, the 1991 Nonemployee Director Stock Option Plan was amended to eliminate the annual issuance of the Director Option to Purchase 6,000 shares of Common Stock to nonemployee directors.

  The Company had 697,295, 549,529, and 247,430 shares of Common Stock available for grant under existing stock option plans at December 31, 1996, 1995, and 1994, respectively.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

    The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 1996:

                                                                        Weighted
                                                                         Average
                                                          Number        Exercise
                                                         of Shares        Price
                                                        ----------         -----
Outstanding at January 1, 1994 .................           960,263         $4.62

Granted ........................................           832,000         $3.30
Exercised ......................................            (9,999)        $3.63
Cancelled ......................................          (361,299)        $4.67
                                                        ----------
Outstanding at December 31, 1994 ...............         1,420,965         $3.75

Granted ........................................           160,000         $2.41
Cancelled ......................................          (462,099)        $3.88
                                                        ----------
Outstanding at December 31, 1995 ...............         1,118,866         $3.47

Granted ........................................                 0
Cancelled ......................................          (147,766)        $5.29
                                                        ----------
Outstanding at December 31, 1996 ...............           971,100         $3.19
                                                        ==========

        The weighted average fair value of options granted during 1995 was $1.47. There were no options granted during 1996.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 7.82%; the expected life of options is 8.2 years; and volatility of 40.6% for the grants.

        The following table summarizes information related to stock options outstanding and exercisable at December 31, 1996.

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE

                     Number        Wgtd. Avg.         Wgtd. Avg.        Number        Wgtd. Avg.
   Range of        Outstanding     Remaining          Exercise      Exercisable       Exercise
Exercise Prices    at 12/31/96     Contr.Life           Price        at 12/31/96         Price
$2.41 to $5.00         847,000           7.83            $2.62         310,000            $2.87
$5.01 to $9.125        124,100           5.88            $7.08         111,933            $7.19
----------------   ------------    -----------    -------------   -------------   --------------
$2.41 to $9.125        971,100           7.58            $3.19         421,933            $4.02

      During 1996 the Company adopted the disclosure provision of Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation." The Company continues to account for its stock-based compensation plans using the accounting prescribed by APB Opinion 25.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

      Had the compensation cost for the Company's stock-base compensation plan been determined in accordance with the accounting requirements of SFAS 123, the Company's net income and net income per common share for 1996 would approximate the pro forma amounts below:

                                                     Year Ended December 31,
                                                       1996            1995
                                                  -------------   -------------
Loss from  continuing operations -
as reported .............................     $     (533,897)   $   (239,525)
Loss from  continuing operations -
proforma ................................     $     (540,197)   $   (285,525)
Continuing operations -  (loss) per share
as reported .............................     $       ( 0.04)   $      (0.01)
Continuing operations -  (loss) per share
proforma ................................     $        (0.04)   $      (0.02)


12.     PREFERRED STOCK

        The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Such shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations and restrictions as may be designated by the Board of Directors prior to the issuance of such series.

13.     RELATED PARTIES

        Effective December 31, 1991, the Company entered into a consulting agreement with a director and former president and chief operating officer pursuant to which he agreed to provide consulting services to the Company for five years. The Company is obligated to pay $200,000 per year in equal bi-weekly installments for his consulting services. Such consulting agreement expired on December 31, 1996. The Company issued Common Stock in lieu of cash to nonemployee directors totaling $12,740, $15,750, and $42,870, during 1996, 1995, and 1994, respectively.

14.     RETIREMENT PLANS

        The Company maintains defined contribution plans that allow all employees after attaining six months of service with the Company and employees covered by a collective bargaining plan to contribute through payroll deductions for investment in various funds established by the plan. Company contributions are discretionary and, in 1996, 1995, and 1994, no contributions were made to the plan.

15.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest expense was approximately $5,000, $12,000, and $37,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company paid approximately $286,000, and $1,354,000 in cash for income taxes during the years ended December 31, 1995 and 1994, respectively, and received approximately $1,588,000 in cash for income taxes during the year ended December 31, 1996. The Company issued notes payable for insurance premiums of approximately $145,000 and $162,000 for the years ended December 31, 1995 and 1994, respectively.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

        Components of cash used for acquisitions as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                     1996    1995          1994
                                                    -----   -----   -----------
Fair value of current assets,
  net of cash acquired ..........................   $--     $--     $   420,319
Fair value of noncurrent assets,
  excluding intangibles .........................    --      --         118,144
Intangible assets ...............................    --      --       3,050,690
Liabilities assumed .............................    --      --         (99,153)
                                                    -----   -----   -----------
Cash paid at closing, net of cash acquired ......   $--     $--     $ 3,490,000
                                                    =====   =====   ===========

                    TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

16.     UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                      Three Months Ended
                                                           -------------------------------------------------------------------------
                                                             March 31,           June 30,            Sept. 30,             Dec. 31,
                                                              1996*               1996*                 1996*                1996
                                                           ------------        ------------        ------------        ------------
Revenues ...........................................       $    517,000        $    588,000        $    513,000        $    581,000
Cost of services ...................................            318,000             360,000             390,000             486,000
                                                           ------------        ------------        ------------        ------------
Gross profit .......................................            199,000             228,000             123,000              95,000
General and administrative expenses ................            577,000             612,000             612,000             627,000
                                                           ------------        ------------        ------------        ------------
Loss from operations ...............................           (378,000)           (384,000)           (489,000)           (532,000)
Other income (expense), net ........................            256,000             234,000             225,000             196,000
                                                           ------------        ------------        ------------        ------------
Loss from continuing operations
before income taxes ................................           (122,000)           (150,000)           (264,000)           (336,000)
Benefit for income taxes ...........................            (47,000)            (58,000)           (103,000)           (130,000)
                                                           ------------        ------------        ------------        ------------
        Loss from continuing operations ............            (75,000)            (92,000)           (161,000)           (206,000)
Income (loss) from discontinued
operations .........................................           (268,000)            314,000             566,000             677,000
                                                           ------------        ------------        ------------        ------------
Net income (loss) ..................................       $   (343,000)       $    222,000        $    405,000        $    471,000
                                                           ============        ============        ============        ============
Loss per share from continuing operations...........       $      (0.00)       $      (0.01)       $      (0.01)       $      (0.02)
Earnings (loss) per share from
discontinued operations ............................              (0.02)               0.02                0.04                0.05
                                                           ------------        ------------        ------------        ------------
Net earnings (loss) per share ......................       $      (0.02)       $        0.01        $       0.03        $       0.03
                                                           ============        ============        ============        ============
Weighted average common shares
outstanding ........................................         14,237,000          14,285,000          14,237,000          14,237,000
                                                           ============        ============        ============        ============

                                                                                         Three Months Ended
                                                           ------------------------------------------------------------------------
                                                             March 31,           June 30,             Sept. 30,           Dec. 31,
                                                               1995*               1995*                 1995*              1995*
                                                           ------------        ------------        ------------        ------------
Revenues ...........................................       $    626,000        $    575,000        $    610,000        $    564,000
Cost of services ...................................            389,000             333,000             353,000             241,000
                                                           ------------        ------------        ------------        ------------
Gross profit .......................................            237,000             242,000             257,000             323,000
General and administrative expenses ................            532,000             645,000             464,000             556,000
                                                           ------------        ------------        ------------        ------------
Loss from operations ...............................           (295,000)           (403,000)           (207,000)           (233,000)
Other income (expense), net ........................            176,000             157,000             198,000             217,000
                                                           ------------        ------------        ------------        ------------
Loss from continuing operations
before income taxes ................................           (119,000)           (246,000)             (9,000)            (16,000)
Benefit for income taxes ...........................            (46,000)            (95,000)             (3,000)             (6,000)
                                                           ------------        ------------        ------------        ------------
        Loss from continuing operations ............            (73,000)           (151,000)             (6,000)            (10,000)
Income (loss) from discontinued
operations .........................................           (113,000)         (5,040,000)            371,000          (3,568,000)
                                                           ------------        ------------        ------------        ------------

Net income (loss) ..................................       $   (186,000)       $ (5,191,000)       $    365,000        $ (3,578,000)
                                                           ============        ============        ============        ============

Loss per share from continuing operations...........       $      (0.00)       $      (0.01)       $      (0.00)       $       0.00
Earnings (loss) per share from
discontinued operations ............................              (0.01)              (0.35)               0.03               (0.26)
                                                           ------------        ------------        ------------        ------------

Net earnings (loss) per share ......................       $      (0.01)       $      (0.36)       $       0.03        $      (0.26)
                                                           ============        ============        ============        ============
Weighted average common shares
outstanding ........................................         14,230,000          14,230,000          14,230,000          14,230,000
                                                           ============        ============        ============        ============

-------------
*Reclassified

                    TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                       PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required in response to this Item 10 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required in response to this Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in response to this Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this Item 13 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.         Financial Statements

      The following financial statements of the Company and Report of Independent Accountants are included under Part II Item 8 of this Form 10-K.

                                                                            PAGE

         Report of Independent Accountants.................................. 13
         Consolidated Balance Sheet as of December 31, 1996 and 1995........ 14
         Consolidated Statement of Operations
            for the three years in the period ended December 31, 1996....... 15
         Consolidated Statement of Shareholders' Equity
            for the three years in the period ended December 31, 1996....... 16
         Consolidated Statement of Cash Flows
            for the three years in the period ended December 31, 1996....... 17
         Notes to Consolidated Financial Statements......................... 18


    2.     Financial Statement Schedules

               The following financial statement schedules should be read in conjunction with the consolidated financial statements and notes thereto.

               Report of Independent Accountants........................... S-1

               Schedule II--   Valuation and qualifying accounts........... S-2

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

    3.     Exhibits

                The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained elsewhere herein.

(b)     Reports on Form 8-K

        A Form 8-K current report was filed during the quarterly period ended December 31, 1996. The report was filed October 25, 1996 and described the Registrant's sale of the stock of its wholly owned subsidiaries, Tanknology Corporation International including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. to NDE Environmental Corporation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                                            TANKNOLOGY ENVIRONMENTAL, INC.

                                            By: /S/ DONALD R. CAMPBELL
                                                    Donald R. Campbell,
                                             President, Chief Executive Officer,
                                            Chief Operating Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                          Date

 /S/ R. L. WALTRIP              Chairman of the Board             March 24, 1997
     R. L. Waltrip


/S/ DONALD R. CAMPBELL      President, Chief Executive Officer,   March 24, 1997
    Donald R. Campbell      Chief Operating Officer and Director
                            (Principal Executive Officer)


/S/ RICK BERRY             Executive Vice President, Chief        March 24, 1997
    Rick Berry             Financial Officer, Secretary, and
                           Treasurer (Principal Financial and
                           Accounting Officer)

/S/ STEVEN R. FREDRICH     Director                               March 24, 1997
    Steven R. Fredrich

/S/ T. G. BOGLE            Director                               March 24, 1997
    T. G. Bogle

/S/ SAMUEL W. RIZZO        Director                               March 24, 1997
    Samuel W. Rizzo

/S/ T. CRAIG BENSON        Director                               March 24, 1997
    T. Craig Benson

/S/ TONY COELHO            Director                               March 24, 1997
    Tony Coelho

/S/ JAMES H. GREER         Director                               March 24, 1997
    James H. Greer

/S/ W. BLAIR WALTRIP       Director                               March 24, 1997
    W. Blair Waltrip

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Tanknology Environmental, Inc. and Subsidiaries:

        Our report on the consolidated financial statements of Tanknology Environmental, Inc. and Subsidiaries is included on page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) on page 32 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
March 24, 1997

                                                                    SCHEDULE II

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

====================================================================================================================================
             COL. A                               COL. B            COL. C(1)         COL. C(2)            COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Charged to
                                                  Balance at                            other                               Balance
                                                  beginning                           accounts--         Deductions-       at end of
           Description                            of period        Additions           describe            describe         period
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Allowance for doubtful accounts
        and notes ........................        $1,199,286        $   30,996        $  (380,855)(A)    $    --          $  849,427
                                                  ==========        ==========        ===========        =========        ==========
Reserve for slow moving and
obsolete inventory .......................        $  510,480        $     --          $  (510,480)(A)    $    --          $     --
                                                  ==========        ==========        ===========        =========        ==========
DECEMBER 31, 1995
Allowance for doubtful accounts
        and notes ........................        $  876,737        $1,092,869        $  (540,623(A)     $(229,697(C)     $1,199,286
                                                  ==========        ==========        ===========        =========        ==========
Reserve for slow moving and

obsolete inventory ........................       $   90,000        $  420,480        $      --          $    --          $  510,480
                                                  ==========        ==========        ===========        =========        ==========

DECEMBER 31, 1994
Allowance for doubtful accounts
and notes ................................        $  711,643        $  275,118        $    61,497(B)     $(171,521(C)     $  876,737
                                                  ==========        ==========        ===========        =========        ==========
Reserve for slow moving and
obsolete inventory .......................        $   90,000        $     --          $      --          $    --          $   90,000
                                                  ==========        ==========        ===========        =========        ==========

(A) Allowances related to assets of discontinued operations have been reclassified to net assets of discontinued operations.

(B) Acquired allowance for the accounts receivable of Mankoff as of the purchase date.

(C) Represents the reversal of the allowance on receivables that were determined to be uncollectible and were written off.

                                INDEX TO EXHIBITS
     Exhibit
     Number                                   Exhibit
  --------------     -----------------------------------------------------------
  *         3.1 --   Articles of Incorporation of the Company (Exhibit 3.1).

  *         3.2 --   Amendment  to  Articles  of  Incorporation  of the  Company
                     (Exhibit 3.2).

  *         3.3 --   Amended and Restated Bylaws of the Company (Exhibit 3.3).

  *        10.1 --   Asset Purchase,  Non-Compete and Confidentiality  Agreement
                     between Tanknology, 381651 Alberta Ltd., T.E. (Ed) Adams and J. Gordon Adams dated July 15, 1988 (Exhibit 10.1).

  *        10.2 --   Assignment of Canadian Patent No.  1,185,693 from Thomas E.
                     Adams to Tanknology dated July 18, 1988 (Exhibit 10.2).

  *        10.3 --   Assignment of U.S.  Letters  Patent No.  4,462,249  from T.
                     Edwin  Adams to  Tanknology  dated July 18,  1988  (Exhibit
                     10.3).

  *        10.4 --  Trademark,  Service  Mark  and  Tradename  Assignment  from
                    Tanknology Canada Ltd. to Tanknology dated July 18, 1988 (Exhibit 10.4).

   ++      10.5 --  Credit  Agreement,  dated July 15, 1994,  by the Company as borrower,  to  Texas  Commerce  Bank  National  Association
                    (Exhibit 10.5).

  ++++     10.6 --  First Amendment to Credit Agreement, dated July 14, 1995, by the Company as borrower, to Texas Commerce Bank
                    National Association (Exhibit 10.6).

  +****    10.7 --  1989 Stock Option Plan for the Company, as amended
                    (Exhibit 10.6).

  +*       10.8 --  Form of Incentive Stock Option Agreement for use in
                    connection with the 1989 Stock Option Plan of the Company
                    (Exhibit 10.9).

  +*       10.9 --  Form of Nonincentive Stock Option Agreement for use in
                    connection with the 1989 Stock Option Plan of the Company
                    (Exhibit 10.10).

  +*      10.10 --  Nondisclosure Agreement to be used in conjunction with certain options granted under the 1989 Stock Option Plan of the Company (Exhibit 10.11).

  **      10.11 --  License Agreement between Tanknology and GEC Avery
                    Limited, dated December 30, 1991 (Exhibit 10.16).

  **      10.12 --  License  Agreement  between  Tanknology  and  Fulton  Hogan
                    Canterbury,   Limited,  dated  October  31,  1991  (Exhibit
                     10.17).

  +**     10.13 --  Consulting Agreement,  dated December 10, 1991, between the
                    Company and T.G. Bogle (Exhibit 10.18).

  ***     10.14 --  Stock Purchase Agreement between Tanknology  Environmental,
                    Inc.  and  Square D Company  dated July 16,  1992  (Exhibit
                    10.2).

------------
* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, File No. 33-36822.

** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1991 Form 10-K, File No. 0-18899.

*** Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated July 16, 1992, File No. 0-18899.

**** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1992 Form 10-K, File No. 0-18899.

***** Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated October 1, 1993, File No. 0-18899.

+ Compensation plan, benefit plan or employment contract or arrangement.


++++++++++++   Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1994 Form 10-K, File No. 0-18899.

++ Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

++++ Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

++++++ Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated October 25, 1996, File No. 0-18899.

     Exhibit
     Number                                   Exhibit
  --------------     -----------------------------------------------------------
  ****    10.15 --  Asset Purchase Agreement between Tanknology  Environmental,
                    Inc. and USTMAN Industries, Inc. (Exhibit 10.14).

  +****   10.16 --  1991  Nonemployee   Director  Stock  Option  Plan  (Exhibit
                    10.15).

  *****   10.17 --  Asset Purchase Agreement between Tanknology  Environmental,
                    Inc. and Mankoff Equipment, Inc. (Exhibit 2).

  +*****  10.18 --  Noncompete  Agreement  between  Tanknology   Environmental,
                    Inc. and Curt J. Mankoff (Exhibit 10).

  ++++++++++++10.19 Asset Purchase Agreement between Tanknology  Environmental,
                    Inc. and Jack Holder  Enterprises,  Inc.  dated January 31,
                    1994 (Exhibit 10.18).
  ++++    10.20 --  Agreement to sell assets,  dated December 22, 1995, between
                    Mankoff, Inc. and Donald Kooperman (Exhibit 10.20).

  ++++    10.21 --  Installment  note between  Mankoff,  Inc.  and  Continental
                    Environmental,  Inc.,  dated  December  20,  1995  (Exhibit
                    10.21).

  ++++    10.22 --  License Agreement between Tanknology Worldwide and Fulton
                    Hogan Limited, dated April 1, 1995 (Exhibit 10.22).

  ++++++  10.23 --  Stock Purchase Agreement between Tanknology  Environmental,
                    Inc. and NDE Environmental Corporation dated October 7, 1996 (Exhibit 2).
           11.1 --  Statement re computation of per share earnings.

  *        16.1 --  Letter re change in certifying accountant (Exhibit 16.1).

           21.1 --  Subsidiaries of the Company.

           23.1 --  Consent of Independent Accountants.

           27.1 --  Financial Data Schedule.

---------------
* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, File No. 33-36822.

** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1991 Form 10-K, File No. 0-18899.

*** Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated July 16, 1992, File No. 0-18899.

**** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1992 Form 10-K, File No. 0-18899.

***** Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated October 1, 1993, File No. 0-18899.

+ Compensation plan, benefit plan or employment contract or arrangement.


++++++++++++   Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1994 Form 10-K, File No. 0-18899.

++ Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

++++ Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

++++++ Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated October 25, 1996, File No. 0-18899.