Form 10-Q
period 1997-03-31
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1997-05-09
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant's telephone number, including area code: (281) 892-7160

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

                                 Yes [X] No [_]

        The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 1997 was 14,244,012.

                                                              Page 1
                                                              Index to Exhibits
                                                              appears on page 11

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE(S)

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheet as of
                March 31, 1997 (unaudited) and December 31, 1996 ...........   3

                Condensed Consolidated Statement of Operations for the
                Three Months Ended March 31, 1997 and 1996 (unaudited) .....   4

                Condensed Consolidated Statement of Cash Flows for
                the Three Months Ended March 31, 1997 and 1996
                (unaudited) ................................................   5

                Notes to Consolidated Financial Statements (unaudited) .....   6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................   9

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ..........................................  11

        Item 4. Submission of Matters to a Vote of Security Holders ........  11

        Item 6. Exhibits and Reports on Form 8-K ...........................  11

PART III. SIGNATURES .......................................................  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ....................   $ 18,798,798    $ 11,421,710
  Short-term investments .......................     10,120,201      18,425,979
  Accounts receivable, net .....................        404,179         420,556
  Note receivable ..............................         74,047          91,349
  Inventories, net .............................         86,158          60,317
  Deferred tax asset ...........................        398,446         447,202
  Other current assets .........................        625,602         735,716
                                                   ------------    ------------
     Total current assets ......................     30,507,431      31,602,829

PROPERTY AND EQUIPMENT, NET ....................      4,685,207       5,547,864
INTANGIBLE ASSETS, LESS ACCUMULATED
  AMORTIZATION .................................      2,443,274       2,494,873
DEFERRED TAX ASSET .............................      1,566,365       1,450,248
NET ASSETS OF DISCONTINUED OPERATIONS
  AND OTHER ASSETS .............................      2,765,588       1,938,080
                                                   ------------    ------------
  Total assets .................................   $ 41,967,865    $ 43,033,894
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................   $    296,692    $    333,676
  Accrued liabilities ..........................      1,368,563       2,267,245
                                                   ------------    ------------
     Total current liabilities .................      1,665,255       2,600,921

COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding .............           --              --
  Common stock, $.01 par value;
     100,000,000 shares authorized;
     15,199,237 and 15,192,237 shares
     issued at March 31, 1997 and
     December 31, 1996, respectively ...........        151,992         151,922
  Additional paid-in capital ...................     33,123,377      33,109,657
  Retained earnings ............................     11,214,912      11,359,065
  Treasury stock at cost, 955,225
     shares, at March 31, 1997 and
     December 31, 1996 .........................     (4,187,671)     (4,187,671)
                                                   ------------    ------------
  Total shareholders' equity ...................     40,302,610      40,432,973
                                                   ------------    ------------
  Total liabilities and shareholders' equity ...   $ 41,967,865    $ 43,033,894
                                                   ============    ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1997             1996*
                                                  ------------     ------------
REVENUES ......................................   $    607,625     $    516,738
COST OF SERVICES ..............................        549,341          317,646
                                                  ------------     ------------
     Gross profit .............................         58,284          199,092
SELLING, GENERAL & ADMINISTRATIVE EXPENSES ....        658,353          577,409
                                                  ------------     ------------
     Loss from operations .....................       (600,069)        (378,317)
OTHER INCOME ..................................        382,171          256,014
                                                  ------------     ------------
     Loss from continuing operations
          before income taxes .................       (217,898)        (122,303)
INCOME TAX BENEFIT ............................        (73,745)         (47,539)
                                                  ------------     ------------
     Loss from continuing operations ..........       (144,153)         (74,764)
LOSS FROM DISCONTINUED OPERATIONS, NET ........           --           (268,356)
                                                  ------------     ------------
     Net income (loss) ........................   $   (144,153)    $   (343,120)
                                                  ============     ============
Loss per share from continuing operations .....   $      (0.01)    $       0.00
Loss per share from discontinued operations ...           0.00            (0.02)
                                                  ------------     ------------
NET EARNINGS (LOSS) PER SHARE .................   $      (0.01)    $      (0.02)
                                                  ============     ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING ..............................     14,244,012       14,237,012
                                                  ============     ============

------------
*Reclassified

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ..............................  $   (144,153)  $   (343,120)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization ..............       176,467        778,803
      Net amortization of premiums and
        discounts on short-term investments ......      (151,356)       (39,500)
      Loss (gain) on disposal of assets ..........         5,327         (9,004)
      Deferred income taxes ......................       (67,361)       (88,557)
      Deferred income ............................          --           (5,040)
      Common stock issued as compensation
        to directors .............................        13,790         12,740
      Change in assets and liabilities:

        Decrease in accounts and note
          receivable, net ........................        33,679      1,369,483
        (Increase) decrease in inventories, net ..       (25,841)        36,699
        Increase in income tax receivable ........          --         (144,998)
        Decrease in other current assets .........       110,114         51,706
        Increase in net assets of discontinued
          operations .............................      (827,507)      (533,595)
        Decrease in accounts payable and accrued
          liabilities ............................      (935,666)        (5,884)
                                                    ------------   ------------
            Total adjustments ....................    (1,668,354)     1,422,853
                                                    ------------   ------------
            Net cash (used in) provided by
              operating activities ...............    (1,812,507)     1,079,733
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures ...........................      (186,767)      (637,178)
  Proceeds from the sale of assets ...............       919,228         22,000
  Purchase of short-term investments .............    (8,658,261)    (1,579,287)
  Proceeds from maturities of short-
    term investments .............................    17,115,395      3,133,194
  Increase in intangible assets ..................          --           (3,158)
                                                    ------------   ------------
            Net cash provided by investing
              activities .........................     9,189,595        935,571
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on notes payable ............          --          (28,939)
                                                    ------------   ------------
            Net cash used in financing
              activities .........................          --          (28,939)
                                                    ------------   ------------
            Net increase in cash and cash
              equivalents ........................     7,377,088      1,986,365

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .    11,421,710     14,967,107
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......  $ 18,798,798   $ 16,953,472
                                                    ============   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The unaudited condensed consolidated financial statements include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries (the "Company"). The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, and should be read in conjunction therewith.

        In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at March 31, 1997, the consolidated results of its operations for the three-month periods ended March 31, 1997 and 1996, and its consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of Tanknology Environmental, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the condensed consolidated statement of operations and related notes thereto have been reclassified to reflect the Company's discontinued operations consisting of Mankoff, Inc. ("Mankoff"), Engineered Systems, Inc. ("ESI"), Tanknology Corporation International ("TCI"), Tanknology Canada (1988), Inc., ("TCS"), and USTMAN Industries, Inc. ("USTMAN"), as discussed in Note 2. All amounts related to the statement of operations are from continuing operations unless otherwise indicated.

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

        The Company has classified all short-term investments as available-for-sale. When purchased, securities are recorded at cost and adjusted for unrealized holding gains and losses due to market fluctuations. Gains and losses are recorded upon the sales of short-term investments based upon the specific identification method. Unrealized gains and losses were not material for any period presented.

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

2.      DISCONTINUED OPERATIONS:

        During 1995, the Board of Directors of the Company elected to discontinue operations at its ESI subsidiary and put the assets of the business up for sale. ESI's operations were discontinued as of December 31, 1995; however, as of March 31, 1997, ESI has not been sold or closed. ESI's revenues were $3,322,000 for the year ended December 31, 1996. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, has been recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 has been recorded, net of an income tax benefit of $340,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, contracts in progress, inventories, and property, plant and equipment offset by accrued liabilities, including estimated losses through the revised expected date of sale. The Company will fulfill all contract obligations of ESI and liquidate its assets unless a buyer of the business assumes performance of its contracts in the near future. ESI's revenues were $474,000 and $578,000 for the three months ended March 31, 1997 and 1996, respectively. Operating losses for ESI totaled $717,000 and $838,000 for the quarters ended March 31, 1997 and 1996, respectively. As a result of the utilization of a portion of the reserve for disposition for these losses, net assets of discontinued operations increased during the March 31, 1997 quarter.

        On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group" to NDE Environmental Corporation ("NDE"), a Delaware corporation, an unrelated third party. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and NDE dated October 7, 1996. The terms of the Agreement were determined by arm's-length negotiation between the Company and NDE. The Company disposed of the Tank Testing Group in consideration of the receipt of $12 million in cash. The Agreement calls for adjustments to the purchase price of up to $1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. Management does not believe any material working capital deficiencies exist; however, a liability totaling $1.25 million has been accrued for potential liabilities. Revenues for the Tank Testing Group were $18,926,000 for the year ended December 31, 1996.

                 TANKNOLOGY ENVIRONMENTAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

        Additional information regarding certain balance sheet accounts at March 31, 1997 and December 31, 1996 is presented below:

                                                      March 31,    December 31,
                                                        1997           1996
                                                     -----------    ----------
                                                     (unaudited)
Other current assets:

        Interest receivable .......................  $    36,287    $   31,016
        Prepaid insurance .........................       50,121       127,497
        Other .....................................      539,194       577,203
                                                     -----------    ----------
               Total other current assets .........  $   625,602    $  735,716
                                                     ===========    ==========

Accrued liabilities:

        Compensation ..............................  $   106,872    $  322,771
        State, federal, and foreign income taxes ..      (54,011)      634,590
        Warranty and claims reserves ..............    1,250,000     1,250,000
        Other taxes ...............................       60,091        57,460
        Other .....................................        5,611         2,424
                                                     -----------    ----------
               Total accrued liabilities ..........  $ 1,368,563    $2,267,245
                                                     ===========    ==========

4.      COMMON STOCK AND STOCK OPTIONS:

        On January 1, 1997, the Company issued 7,000 shares of Restricted Stock with a market value of $13,790 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On October 25, 1996, the Company sold the assets and liabilities of its three subsidiaries involved in underground storage tank services to NDE Environmental, Inc. ("NDE"). The subsidiaries that were sold, ("the Tank Testing Group"), consist of Tanknology Corporation International including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. The Company disposed of the Tank Testing Group in consideration of the receipt of $12,000,000 in cash. The Tank Testing Group had revenues of $4,837,000 for the three months ended March 31, 1996.

        Pursuant to the agreement to sell the Tank Testing Group, at the annual meeting of shareholders on April 24, 1997, the Company's shareholders elected to change the name of the Company to TEI, Inc.

        After the sale of the Tank Testing Group, the Company's continuing operations consist of Energy Recovery Resources ("ERRI"), a wastewater and waste oil treatment company located in Charlotte, North Carolina. The Company also owns Engineered Systems, Inc. ("ESI"), based in Tempe, Arizona. ESI is a provider of fuel system products. The Company elected to discontinue ESI in December 1995 and is in the process of disposing of ESI.

        Following the sale of the Tank Testing Group, the Company has approximately $29 million in cash, cash equivalents, and marketable securities. At this time, the Company intends to continue operating ERRI and has no immediate plan for reinvesting these funds into any specific operating entity; however, management intends to evaluate various strategies. All excess cash is invested in short-term, interest-bearing, investment-grade securities, with a minimum criteria of single "A".

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 17.6% from $517,000 during the three months ended March 31, 1996 to $608,000 during the quarter ended March 31, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the first quarter of 1997 versus 1996.

        Gross profit declined by $141,000 to $58,000 during the first three months of 1997 from $199,000 during the prior-year period. When measured as a percentage of sales, the gross margin declined to 9.6% during the 1997 quarter from 38.5% during 1996. During the first quarter of 1997, all processing operations were conducted from the Company's newly constructed treatment facility in the Charlotte, North Carolina area. The new facility is larger, has greater processing capabilities, and has higher associated fixed operating costs such as depreciation and personnel than the old plant in which the Company operated during the first quarter of 1996. Additionally, during the first quarter of 1997, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed and the learning curve involved with its operations. Management believes that such operating costs will decline as a percentage of sales as revenues increase.

        Selling, general and administrative expenses increased $81,000 to $658,000 during the first three months of 1997 from $577,000 during the comparable period in 1996, principally due to depreciation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI.

        Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $256,000 during the first three months of 1996 to $382,000 during the comparable current-year period. This is primarily due to an increase in the amount invested as a result of the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

        During 1996, the Company sold the Tank Testing Group to an independent third party. The Tank Testing Group recorded a net operating loss of $268,000 during the first quarter of 1996. Such loss is classified as a loss from discontinued operations during the January to March 1996 period. The Company has reported no income or loss during the first three months of 1997 or 1996 from its other discontinued operation, ESI, as estimated losses through the expected date of sale were previously accrued.

        During the three months ended March 31, 1997, the Company recorded a net loss of $144,000 compared to a loss of $343,000 during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997, the Company had cash, cash equivalents, and short-term investments of $28,919,000 and had no significant cash commitments of such funds in excess of requirements to operate the Company's continuing operations. These funds are being invested pending any decision by the Company's Board of Directors regarding the Company's future direction. For the three months ended March 31, 1997, net cash used in operations totaled $1,813,000 versus net cash provided by operations of $1,080,000 during the same period in 1996. Current year cash used in operations is the result of a net loss of $144,000, non-cash expenses of $23,000, and working capital changes totaling $1,646,000.

        Working capital changes during the January to March 1997 period include the reduction of accounts payable and accrued liabilities of $936,000, primarily related to the payment of accrued income taxes and compensation expenses. Working capital changes also include an increase in the net assets of ESI of $828,000, principally due to a decrease in the reserve for disposition caused by ESI's operating losses during the quarter.

        Capital expenditures for the first quarter of 1997 were $187,000, mainly for the purchase of machinery and processing equipment at ERRI. During the first three months of 1997, the Company sold its former headquarters building and related fixed assets in Houston receiving cash of approximately $919,000.

SEASONALITY

        The Company experiences no noticeable seasonal variations in its continuing business.

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

FORWARD-LOOKING STATEMENT

        The statements contained in this Form 10-Q for the quarter ended March 31, 1997 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded a liability for the $1.25 million contingency as of December 31, 1996. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on April 24, 1997. At such meeting, the shareholders elected directors of the Company and voted to amend the Articles of Incorporation to change the name of the Company to "TEI, Inc." No other matters were voted on at the meeting.

        The tabulation for the director nominees is as follows:

           Nominee               For         Against     Abstained    Non votes
           ------------------  -----------  ----------  -----------  -----------
           Donald R. Campbell   12,137,982           0      138,351           0
           T. Craig Benson      12,124,652           0      151,681           0

        The tabulation for the name change is as follows:

                             For          Against    Abstained    Non votes
           -----------  --------------  ----------  -----------  -----------
           TEI, Inc.        12,165,244      91,374       19,715            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                Exhibit 11.1A Computation of Earnings Per Common Share for the Three Months Ended March 31, 1997 and 1996.

                Exhibit 27      Financial Data Schedule

        (b)     Reports on Form 8-K:

                There were no reports on Form 8-K filed during the three-month period ended March 31, 1997.

                                    PART III.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANKNOLOGY ENVIRONMENTAL, INC.

By /s/ RICK BERRY
       Rick Berry
       Executive Vice President,
       Chief Financial Officer,
       Secretary and Treasurer

Date   May 9, 1997

By /s/ DONALD R. CAMPBELL
       Donald R. Campbell
       President,
       Chief Executive Officer and
       Chief Operating Officer

Date   May 9, 1997