Form 10-Q
period 1997-06-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1997-08-14
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              Commission file No.
                                    0-18899

                                   TEI, INC.
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

                     TANKNOLOGY ENVIRONMENTAL, INC.
                       (Former name of registrant)

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

       Yes [X]               No [ ]

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 1997 was 14,244,012.

                          TEI, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        PAGE(S)
                                                                        -------
PART I.     FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet as of
             June 30, 1997 and December 31, 1996 (unaudited).........   3

             Condensed Consolidated Statement of Operations
             for the Three and Six Months Ended June 30, 1997
             and 1996 (unaudited)....................................   4

             Condensed Consolidated Statement of Cash Flows for
             the Six Months Ended June 30, 1997 and 1996 (unaudited).   5

             Notes to Condensed Consolidated Financial Statements
              (unaudited)............................................   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................   9

PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings.......................................  13

    Item 4.  Submission of Matters to a Vote of Security Holders.....  13

    Item 6.  Exhibits and Reports on Form 8-K........................  13

PART III.   SIGNATURES...............................................  14

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................  $ 11,624,325    $ 11,421,710
   Short-term investments .......................    16,095,360      18,425,979
   Accounts receivable, net .....................       497,653         420,556
   Note receivable ..............................        56,745          91,349
   Inventories, net .............................        90,782          60,317
   Deferred tax asset ...........................       400,870         447,202
   Income tax receivable ........................       107,676            --
   Other current assets .........................       606,142         735,716
                                                   ------------    ------------
            Total current assets ................    29,479,553      31,602,829
PROPERTY AND EQUIPMENT, NET .....................     4,687,844       5,547,864
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION      2,391,676       2,494,873
DEFERRED TAX ASSET ..............................     2,127,925       1,450,248
NET ASSETS OF DISCONTINUED OPERATIONS AND
  OTHER ASSETS ..................................     2,193,415       1,938,080
                                                   ------------    ------------
   Total assets .................................  $ 40,880,413    $ 43,033,894
                                                   ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................  $    234,199    $    333,676
   Accrued liabilities ..........................     1,498,561       2,267,245
                                                   ------------    ------------
            Total current liabilities ...........     1,732,760       2,600,921
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 10,000,000
     shares authorized; no shares issued and
     outstanding ................................          --              --
   Common stock, $.01 par value; 100,000,000
     shares authorized; 15,199,237 and 15,192,237
     shares issued at June 30, 1997 and
     December 31, 1996, respectively ............       151,922         151,922
   Additional paid-in capital ...................    33,123,377      33,109,657
   Retained earnings ............................    10,059,955      11,359,065
   Treasury stock at cost, 955,225 shares,
     at June 30, 1997 and December 31, 1996 .....    (4,187,671)     (4,187,671)
                                                   ------------    ------------
   Total shareholders' equity ...................    39,147,653      40,432,973
                                                   ------------    ------------
   Total liabilities and shareholders' equity ...  $ 40,880,413    $ 43,033,894
                                                   ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                        --------                        --------
                                                  1997             1996*          1997            1996*
                                              ------------    ------------    ------------    ------------
REVENUES ..................................   $    689,128    $    587,985    $  1,296,753    $  1,104,723
COST OF SERVICES ..........................        540,223         360,216       1,089,564         677,863
                                              ------------    ------------    ------------    ------------
   Gross profit ...........................        148,905         227,769         207,189         426,860
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES ...............................        678,289         611,866       1,336,642       1,189,274
                                              ------------    ------------    ------------    ------------
   Loss from operations ...................       (529,384)       (384,097)     (1,129,453)       (762,414)

OTHER INCOME ..............................        389,386         233,605         771,557         489,620
                                              ------------    ------------    ------------    ------------
     Loss from continuing operations
       before income taxes ................       (139,998)       (150,492)       (357,896)       (272,794)
INCOME TAX (BENEFIT) EXPENSE ..............         24,959         (58,496)        (48,786)       (106,035)
                                              ------------    ------------    ------------    ------------
      Loss from continuing operations .....       (164,957)        (91,996)       (309,110)       (166,759)
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAX .................       (990,000)        313,836        (990,000)         45,480
                                              ------------    ------------    ------------    ------------
      Net income (loss) ...................   $ (1,154,957)   $    221,840    $ (1,299,110)   $   (121,279)
                                              ============    ============    ============    ============
Loss per share from continuing
   operations .............................   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
Earnings (loss) per share from discontinued
operations ................................          (0.07)           0.02           (0.07)           0.00
                                              ------------    ------------    ------------    ------------
NET EARNINGS (LOSS) PER SHARE .............   $      (0.08)   $       0.01    $      (0.09)   $      (0.01)
                                              ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING .........................     14,244,012      14,284,578      14,244,012      14,239,379
                                              ============    ============    ============    ============

--------------
* Reclassified

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   1997           1996
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................   $ (1,299,110)   $   (121,279)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Provision for disposition of discontinued operations      1,500,000            --
        ESI operating loss charged to reserve for
          discontinued operations ..........................     (1,276,031)     (1,352,542)
        Depreciation and amortization ......................        341,226       1,539,617
        Net amortization of premiums and discounts on short-
          term investments .................................       (339,111)        (65,050)
        Loss on disposal of assets .........................          6,760           5,298
        Deferred income taxes ..............................       (631,345)         32,108
        Deferred income ....................................           --           (10,080)
        Common stock issued to directors ...................         13,790          12,740
        Change in assets and liabilities:
         (Increase) decrease in accounts receivable, net ...        (42,493)        420,643
         (Increase) decrease in inventories, net ...........        (30,465)        105,278
         Increase in income tax receivable .................       (107,676)       (240,642)
         Decrease in other current assets ..................        129,574         359,675
         (Increase) decrease in net assets of discontinued
            operations .....................................       (479,304)        344,887
         Decrease in accounts payable and accrued
            liabilities ....................................       (868,161)        (82,917)
                                                               ------------    ------------
            Total adjustments ..............................     (1,783,236)      1,069,015
                                                               ------------    ------------
            Net cash (used in) provided by operating
               activities ..................................     (3,082,346)        947,736
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................       (306,008)     (1,548,072)
   Proceeds from the sale of assets ........................        921,238         108,443
   Purchase of short-term investments ......................    (16,841,166)     (2,163,188)
   Proceeds from maturities of short-term investments ......     19,510,897       3,933,194
   Increase in intangible assets ...........................           --           (20,725)
                                                               ------------    ------------
            Net cash provided by investing activities ......      3,284,961         309,652
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable .....................           --           (28,939)
                                                               ------------    ------------
            Net cash used in financing activities ..........           --           (28,939)
                                                               ------------    ------------
            Net increase in cash and cash equivalents ......        202,615       1,228,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD ..................................................     11,421,710      14,967,107
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 11,624,325    $ 16,195,556
                                                               ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The unaudited condensed consolidated financial statements include the accounts of TEI, Inc. and its wholly owned subsidiaries (the "Company"). The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, and should be read in conjunction therewith.

      In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at June 30, 1997, the consolidated results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996, and its consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of the Company include the accounts of TEI, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the condensed consolidated statement of operations and related notes thereto have been reclassified to reflect the Company's discontinued operations consisting of Mankoff, Inc. ("Mankoff"), Engineered Systems, Inc. ("ESI"), Tanknology Corporation International ("TCI"), Tanknology Canada (1988), Inc., ("TCS"), and USTMAN Industries, Inc. ("USTMAN"), as discussed in Note 2. All amounts included in these notes are from continuing operations unless otherwise indicated.

      The Company is a holding company whose only current continuing business is wastewater processing and waste oil recycling in the Central Eastern United States. The Company's remaining discontinued subsidiary, ESI, develops and manufactures automated fuel systems and related products principally for large international oil companies.

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

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, entitled "REPORTING COMPREHENSIVE INCOME" ("SFAS No. 130"), in 1997. The Company is required to adopt the provisions of SFAS No. 130 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, entitled "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS No. 131"), in 1997. The Company is required to adopt the provisions of SFAS No. 131 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

2.    DISCONTINUED OPERATIONS:

      During 1995, the Board of Directors of the Company elected to discontinue operations at its ESI subsidiary and put the assets of the business up for sale. ESI's operations were discontinued as of December 31, 1995; however, as of June 30, 1997, ESI has not been sold or closed. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, was recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 was recorded, net of an income tax benefit of $340,000. During 1997, due to the lack of an adequate offer to buy ESI in the time period originally anticipated by the Company, an additional provision for estimated loss on disposition of ESI of $990,000 has been recorded, net of an income tax benefit of $510,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, contracts in progress, inventories, and property, plant and equipment offset by accrued liabilities, including estimated losses through the revised expected date of sale. The Company will fulfill all contract obligations of ESI and liquidate its assets unless a buyer of the business assumes performance of its contracts in the near future. ESI's revenues were $766,000 and $1,288,000 for the six months ended June 30, 1997 and 1996, respectively. Operating losses for ESI totaled $1,276,000 and $1,353,000 for the six months ended June 30, 1997 and 1996, respectively. As a result of the utilization of a portion of the reserve for disposition for these losses, net assets of discontinued operations increased during the first half of 1997.

      On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group" to NDE Environmental Corporation ("NDE"), a Delaware corporation, an unrelated third party. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and NDE dated October 7, 1996. The terms of the Agreement were determined by arm's-length negotiation between the Company and NDE. The Company disposed of the Tank Testing Group in consideration of the receipt of $12 million in cash. The Agreement calls for adjustments to the purchase price of up to

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

$1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. Management does not believe any material working capital deficiencies exist; however, a liability totaling $1.25 million has been accrued for certain other potential liabilities. Revenues for the Tank Testing Group were $18,926,000 for the year ended December 31, 1996.

3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

      Additional information regarding certain balance sheet accounts at June 30, 1997 and December 31, 1996 is presented below:

                                            June 30,    December 31,
                                              1997         1996
                                           ----------   ----------
                                          (unaudited)
Other current assets:
      Interest receivable ..............   $   32,864   $   31,016
      Prepaid insurance ................         --        127,497
      Other ............................      573,278      577,203
                                           ----------   ----------
          Total other current assets ...   $  606,142   $  735,716
                                           ==========   ==========
Accrued liabilities:
      Compensation .....................   $  165,608   $  322,771
      State, federal, and foreign income
        taxes ..........................         --        634,590
      Warranty and claims reserves .....    1,250,000    1,250,000
      Other taxes ......................       78,696       57,460
      Other ............................        4,257        2,424
                                           ----------   ----------
            Total accrued liabilities ..   $1,498,561   $2,267,245
                                           ==========   ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On October 25, 1996, the Company sold the assets and liabilities of its three subsidiaries involved in underground storage tank services to NDE Environmental, Inc. ("NDE"). The subsidiaries that were sold, ("the Tank Testing Group"), consist of Tanknology Corporation International including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. The Company disposed of the Tank Testing Group in consideration of the receipt of $12,000,000 in cash. The Tank Testing Group had revenues of $18,926,000 for the year ended December 31, 1996.

      Pursuant to the agreement to sell the Tank Testing Group, at the annual meeting of shareholders on April 24, 1997, the Company's shareholders elected to change the name of the Company to TEI, Inc.

      After the sale of the Tank Testing Group, the Company's continuing operations consist of Energy Recovery Resources ("ERRI"), a wastewater and waste oil treatment company located in Charlotte, North Carolina. The Company also owns Engineered Systems, Inc. ("ESI"), based in Tempe, Arizona. ESI is a provider of fuel system products. The Company elected to discontinue ESI in December 1995 and is in the process of disposing of ESI. Accordingly, ESI has been accounted for as a discontinued operation.

      At June 30, 1997, the Company had approximately $28 million in cash, cash equivalents, and marketable securities. At this time, the Company intends to continue operating ERRI and has no immediate plan for reinvesting these funds into any specific operating entity; however, management intends to evaluate various strategies. All excess cash is invested in short-term, interest-bearing, investment-grade securities, with a minimum rating of single "A".

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 17.2% from $588,000 during the three months ended June 30, 1996 to $689,000 during the quarter ended June 30, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the first quarter of 1997 versus 1996.

      Gross profit declined by $79,000 to $149,000 during the second three months of 1997 from $228,000 during the prior-year period. When measured as a percentage of sales, the gross margin declined to 21.6% during the 1997 quarter from 38.8% during 1996. During the second quarter of 1997, all processing operations were conducted from the Company's newly constructed treatment facility in the Charlotte, North Carolina area. The new facility is larger, has greater processing capabilities, and has higher associated fixed operating costs such as depreciation and personnel than the old plant in which the Company operated during the second quarter of 1996. Additionally, during the second quarter of 1997, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed and the learning curve involved with its operations. Management believes that such operating costs will decline as a percentage of sales as revenues increase.

      Selling, general and administrative expenses increased $66,000 to $678,000 during the second three months of 1997 from $612,000 during the comparable period in 1996, principally due to depreciation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $234,000 during the second three months of 1996 to $389,000 during the comparable current-year period. This is primarily due to investment of the proceeds from the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

      During 1996, the Company sold the Tank Testing Group to an independent third party. The Tank Testing Group recorded net income of $314,000 during the second quarter of 1996. Such income is classified as income from discontinued operations during the April to June 1996 period. During the second quarter of 1997, the Company recorded an additional provision for disposition of ESI of $990,000, net of an income tax benefit of $510,000.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

      Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 17.4% from $1,105,000 during the six months ended June 30, 1996 to $1,297,000 during the two quarters ended June 30, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the first half of 1997 versus 1996.

      Gross profit declined by $220,000 to $207,000 during the first six months of 1997 from $427,000 during the prior-year period. When measured as a percentage of sales, the gross margin declined to 16% during the 1997 period from 38.6% during 1996. During the first half of 1997, all processing operations were conducted from the Company's newly constructed treatment facility in the Charlotte, North Carolina area. The new facility is larger, has greater processing capabilities, and has higher associated fixed operating costs such as depreciation and personnel than the old plant in which the company operated during most of 1996. Additionally, during the 1997 period, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed, the learning curve involved with its operations, and the costs of moving to the new plant. Management believes that such operating costs will decline as a percentage of sales as revenues increase.

      Selling, general and administrative expenses increased $148,000 to $1,337,000 during the first two quarters of 1997 from $1,189,000 during the comparable period in 1996, principally due to deprecation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $490,000 during the first six months of 1996 to $772,000 during the comparable current-year period. This is primarily due to an increase in the amount invested as a result of the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

      During 1996, the Company sold the Tank Testing Group to an independent third party. The Tank Testing Group recorded net income of $45,000 during the first half of 1996. Such income is classified as income from discontinued operations during the January to June 1996 period. During the first half of 1997, the Company recorded a provision for disposition of ESI of $990,000, net of an income tax benefit of $510,000.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company had cash, cash equivalents, and short-term investments of $27,720,000 and had no significant cash commitments of such funds other than the normal requirements to operate the Company's continuing operations and to fund expected losses at ESI until its disposition. These funds are being invested in liquid high credit quality instruments pending any decision by the Company's Board of Directors regarding the Company's future direction. For the six months ended June 30, 1997, net cash used in operations totaled $3,082,000 versus net cash provided by operations of $948,000 during the same period in 1996. Current year cash used in operations is the result of a net loss of $1,299,000, non-cash revenue and expenses of $385,000, and working capital changes totaling $1,399,000.

      Non-cash revenue and expenses for 1997 includes a $1.5 million provision for disposition of ESI, offset by ESI's current year operating loss of $1,276,000. Depreciation and amortization totaled $341,000 during 1997.

      Working capital changes during the January to June 1997 period include the reduction of accounts payable and accrued liabilities of $868,000, primarily related to the payment of accrued income taxes and compensation expenses. Working capital changes also include an increase in the net assets of ESI of $479,000, principally due to an increase in inventory to be used for completion of contracts in progress during 1997.

      Capital expenditures for the first half of 1997 were $306,000, mainly for the purchase of machinery and processing equipment at ERRI. During the first six months of 1997, the Company sold its former headquarters building and related fixed assets in Houston receiving cash of approximately $921,000.

      The Company's deferred tax asset increased from $1,897,000 at December 31, 1996 to $2,529,000 at June 30, 1997 principally as a result of net operating losses from continuing operations and the accrual of additional anticipated losses on discontinued operations through the estimated date of disposal or liquidation. The Company has not provided a valuation allowance against its deferred tax asset as the Company believes the net operating losses can be utilized to offset future taxable income. However, if ERRI continues to incur losses, general and administrative expenses continue to be higher than anticipated or losses from discontinued operations are higher than anticipated, a material charge to expense to record a valuation allowance against a portion of the deferred tax asset could be required.

SEASONALITY

      The Company experiences no noticeable seasonal variations in its continuing business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company is evaluating strategic and financial alternatives for maximizing shareholder value. This may include, but is not limited to, an acquisition or merger with another company that may or may not be in a business complementary to that of the Company, a "going private" transaction in which current directors and/or management would acquire the outstanding publicly held shares of the Company, or some combination of the above alternatives. The Company has not necessarily determined to pursue any of the above alternatives at this time, nor are the Company's alternatives limited to the above items.

FORWARD-LOOKING STATEMENT

      The statements contained in this Form 10-Q for the three and six months ended June 30, 1997 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

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

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, entitled "REPORTING COMPREHENSIVE INCOME" ("SFAS No. 130"), in 1997. The Company is required to adopt the provisions of SFAS No. 130 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, entitled "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS No. 131"), in 1997. The Company is required to adopt the provisions of SFAS No. 131 for its year ended December 31, 1997. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

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


      The tabulation for the director nominees is as follows:

      Nominee                  For        Against     Abstained    Non votes
      ----------------     -----------  ------------ ------------ ------------
      Donald R. Campbell    12,137,982             0   138,351             0
      T. Craig Benson       12,124,652             0   151,681             0


      The tabulation for the name change is as follows:

                               For        Against     Abstained    Non votes
      ----------------     -----------  ------------ ------------ ------------
      TEI, Inc.             12,165,244        91,374    19,715            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:
            Exhibit 11.1A Computation of Earnings Per Common Share for the
                          Three and Six Months Ended June 30, 1997 and 1996.

            Exhibit 27    Financial Data Schedule

       (b)  Reports on Form 8-K:
            There were no reports on Form 8-K filed during the three-month period ended June 30, 1997.

                                    PART III.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEI, INC.

By              /s/ RICK BERRY
                   Rick Berry
            Executive Vice President,
            Chief Financial Officer,
             Secretary and Treasurer

Date            August 14, 1997

By          /s/ DONALD R. CAMPBELL
               Donald R. Campbell
                   President,
           Chief Executive Officer and
             Chief Operating Officer

Date            August 14, 1997