Form 10-Q
period 1997-09-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1997-11-14
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(mark one)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997, or

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


                         10235 W. LITTLE YORK, SUITE 405
                              HOUSTON, TEXAS 77040
                     (Address of principal executive office)
 Registrant's telephone number, including area code:            (713) 983-7160

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   [X]                       No  [ ]

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1997 was 14,244,012.

                                                                          Page 1
                                                               Index to Exhibits
                                                              appears on page 13

                          TEI, INC. AND SUBSIDIARIES

                                    INDEX
                                                                      PAGE(S)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of September
        30, 1997 and December 31, 1996 (unaudited) ..................   3

        Condensed Consolidated Statement of Operations for the
        Three and Nine Months Ended September 30, 1997 and
        1996 (unaudited) ............................................   4

        Condensed Consolidated Statement of Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996
        (unaudited) .................................................   5

        Notes to Condensed Consolidated Financial Statements
        (unaudited) .................................................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .........................   9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...........................................  13

Item 4. Submission of Matters to a Vote of Security Holders .........  13

Item 6. Exhibits and Reports on Form 8-K ............................  13

PART III. SIGNATURES ................................................  14

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                            September       December
                                                            30, 1997        31, 1996
                                                          ------------    ------------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $ 14,003,027    $ 11,421,710
   Short-term investments .............................     14,408,435      18,425,979
   Accounts receivable, net ...........................        543,676         420,556
   Note receivable ....................................          4,839          91,349
   Inventories, net ...................................        153,606          60,317
   Deferred tax asset .................................        384,538         447,202
   Income tax receivable ..............................         92,963            --
   Other current assets ...............................        768,993         735,716
                                                          ------------    ------------
   Total current assets ...............................     30,360,077      31,602,829
PROPERTY AND EQUIPMENT, NET ...........................      4,673,944       5,547,864
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION ......      2,340,077       2,494,873
DEFERRED TAX ASSET ....................................      2,163,555       1,450,248
NET ASSETS OF DISCONTINUED OPERATIONS AND
OTHER ASSETS ..........................................      1,289,874       1,938,080
                                                          ------------    ------------
   Total assets .......................................   $ 40,827,527    $ 43,033,894
                                                          ============    ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...................................   $    228,489    $    333,676
   Accrued liabilities ................................      1,465,268       2,267,245
                                                          ------------    ------------
         Total current liabilities ....................      1,693,757       2,600,921
                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 10,000,000 shares
   authorized;
   no shares issued and outstanding ...................           --              --
   Common stock, $.01 par value; 100,000,000 shares
   authorized;
   15,199,237 and 15,192,237 shares issued at September
   30, 1997 and
   December 31, 1996, respectively ....................        151,992         151,922
   Additional paid-in capital .........................     33,123,377      33,109,657
   Retained earnings ..................................     10,046,072      11,359,065
   Treasury stock at cost, 955,225 shares, at September
   30, 1997 and
   December 31, 1996 ..................................     (4,187,671)     (4,187,671)
                                                          ------------    ------------
   Total shareholders' equity .........................     39,133,770      40,432,973
                                                          ------------    ------------
   Total liabilities and shareholders' equity .........   $ 40,827,527    $ 43,033,894
                                                          ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.
                           TEI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                         1997           1996*           1997          1996*
                                    ------------    ------------    ------------    ------------
REVENUES ........................   $    769,613    $    512,938    $  2,066,366    $  1,617,661
COST OF SERVICES ................        473,724         390,202       1,563,288       1,068,065
                                    ------------    ------------    ------------    ------------
  Gross profit ..................        295,889         122,736         503,078         549,596
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSES ......................        683,622         611,386       2,020,264       1,800,660
                                    ------------    ------------    ------------    ------------
  Loss from operations ..........       (387,733)       (488,650)     (1,517,186)     (1,251,064)
OTHER INCOME ....................        373,850         224,511       1,145,407         714,130
                                    ------------    ------------    ------------    ------------
  Loss from continuing operations
   before income taxes ..........        (13,883)       (264,139)       (371,779)       (536,934)
INCOME TAX BENEFIT ..............           --          (102,671)        (48,786)       (208,706)
                                    ------------    ------------    ------------    ------------
  Loss from continuing operations        (13,883)       (161,468)       (322,993)       (328,228)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAX ..........           --           566,611        (990,000)        612,091
                                    ------------    ------------    ------------    ------------
  Net income (loss) .............   $    (13,883)   $    405,143    $ (1,312,993)   $    283,863
                                    ============    ============    ============    ============
Loss per share from continuing
operations ......................   $       0.00    $      (0.01)   $      (0.02)   $      (0.02)
Earnings (loss) per share from
  discontinued operations .......           0.00            0.04           (0.07)           0.04
                                    ------------    ------------    ------------    ------------
NET EARNINGS (LOSS) PER SHARE ...   $       0.00    $       0.03    $      (0.09)   $       0.02
                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING .....................     14,244,012      14,237,012      14,244,012      14,237,012
                                    ============    ============    ============    ============

--------------
* Reclassified

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................  $ (1,312,993)  $    283,863
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Provision for disposition of discontinued
      operations .................................     1,500,000           --
    ESI operating loss charged to reserve for
      discontinued operations ....................    (1,520,070)    (1,727,865)
    Depreciation and amortization ................       506,072      2,285,911
    Net amortization of premiums and discounts
     on short-term investments ...................      (553,891)       (79,783)
    Loss (gain) on disposal of assets ............         6,760        (35,767)
    Deferred income taxes ........................      (650,643)       322,895
    Deferred income ..............................          --          (15,120)
    Common stock issued to directors .............         13,790         12,740
    Change in assets and liabilities:
     (Increase) decrease in accounts
       receivable, net ...........................       (36,610)       154,875
     (Increase) decrease in inventories, net .....       (93,289)        61,076
     Increase in income tax receivable ...........       (92,963)      (772,884)
     Increase in other current assets ............       (33,277)      (268,396)
     (Increase) decrease in net assets of
       discontinued operations ...................      (902,770)       713,234
     (Decrease) increase in accounts
       payable and accrued liabilities ...........      (907,164)        77,852
                                                    ------------   ------------
         Total adjustments .......................    (2,764,055)       728,768
                                                    ------------   ------------
         Net cash (used in) provided by operating
           activities ............................    (4,077,048)     1,012,631
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................      (405,354)    (1,933,336)
  Proceeds from the sale of assets ...............     2,492,284        175,891
  Purchase of short-term investments .............   (25,267,818)    (3,291,265)
  Proceeds from maturities of short-term
    investments ..................................    29,839,253      4,933,194
  Increase in intangible assets ..................          --          (44,763)
                                                    ------------   ------------
         Net cash provided by (used in)
           investing activities ..................     6,658,365       (160,279)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable ............          --          (28,939)
                                                    ------------   ------------
         Net cash used in financing activities ...          --          (28,939)
                                                    ------------   ------------
         Net increase in cash and cash equivalents     2,581,317        823,413
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .........................................    11,421,710     14,967,107
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......  $ 14,003,027   $ 15,790,520
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

      In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at September 30, 1997, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and its consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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


2.    DISCONTINUED OPERATIONS:

      During 1995, the Board of Directors of the Company elected to discontinue operations at its ESI subsidiary and put the assets of the business up for sale. ESI's operations were discontinued as of December 31, 1995; however, as of September 30, 1997, ESI has not been sold or closed. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the expected date of sale, was recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 was recorded, net of an income tax benefit of $340,000. During 1997, due to the lack of an adequate offer to buy ESI in the time period originally anticipated by the Company, an additional provision for estimated loss on disposition of ESI of $990,000 has been recorded, net of an income tax benefit of $510,000. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimated loss from discontinued operations. The remaining net assets of ESI principally consist of accounts receivable, contracts in progress, inventories, and property, plant and equipment offset by accrued liabilities, including estimated losses through the revised expected date of sale. The Company will fulfill all contract obligations of ESI and liquidate its assets unless a buyer of the business assumes performance of its contracts in the near future. ESI's revenues were $1,655,000 and $2,070,000 for the nine months ended September 30, 1997 and 1996, respectively. Operating losses for ESI totaled $1,520,000 and $1,728,000 for the nine months ended September 30, 1997 and 1996, respectively. As a result of the utilization of a portion of the reserve for disposition for these losses, net assets of discontinued operations increased during the first half of 1997.

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

3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

      Additional information regarding certain balance sheet accounts at September 30, 1997 and December 31, 1996 is presented below:

                                               September 30,   December 31,
                                                   1997           1996
                                                ----------     ----------
                                               (unaudited)
Other current assets:
      Interest receivable ..................    $   34,212     $   31,016
      Prepaid insurance ....................       273,900        127,497
      Other ................................       460,881        577,203
                                                ----------     ----------
            Total other current assets .....    $  768,993     $  735,716
                                                ==========     ==========

Accrued liabilities:
      Compensation ...........................  $  129,760     $  322,771
      State, federal, and foreign income taxes.       --          634,590
      Warranty and claims reserves ............  1,250,000      1,250,000
      Other taxes .............................     82,183         57,460
      Other ...................................      3,325          2,424
                                                ----------     ----------
           Total accrued liabilities .......... $1,465,268     $2,267,245
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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

      On October 25, 1996, the Company sold the assets and liabilities of its three subsidiaries involved in underground storage tank services to NDE Environmental, Inc. ("NDE"). The subsidiaries that were sold, ("the Tank Testing Group"), consist of Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc. The Company disposed of the Tank Testing Group in consideration of the receipt of $12,000,000 in cash. The Tank Testing Group had revenues of $18,926,000 for the year ended December 31, 1996.

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

      At September 30, 1997, the Company had approximately $28 million in cash, cash equivalents, and marketable securities. At this time, the Company intends to continue operating ERRI and has no immediate plan for reinvesting these funds into any specific operating entity; however, management intends to evaluate various strategies. All excess cash is invested in short-term, interest-bearing, investment-grade securities, with a minimum rating of single "A".

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1996

      Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 50% from $513,000 during the three months ended September 30, 1996 to $770,000 during the quarter ended September 30, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the third quarter of 1997 versus 1996. Additionally, during the third quarter of 1996 the Company began to move processing operations to the new wastewater treatment plant in the Charlotte, North Carolina area. Startup delays related to construction of the new plant, new equipment installation, and relocation of the machinery from the former facility to the new plant resulted in lower revenues during the July to September 1996 period than would normally be expected.

      Gross profit increased by $173,000 to $296,000 during the third three months of 1997 from $123,000 during the prior-year period. When measured as a percentage of sales, the gross margin increased to 38.4% during the 1997 quarter from 24% during 1996. Both the increase in gross profit and in gross margin are the result of lower revenues and higher operating costs during the 1996 period as explained above.

      Selling, general and administrative expenses increased $73,000 to $684,000 during the third three months of 1997 from $611,000 during the comparable period in 1996, principally due to depreciation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI and partially offset by personnel and facility reductions at the Company's headquarters in Houston.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $225,000 during the third three months of 1996 to $374,000 during the comparable current-year period. This is primarily due to investment of the proceeds from the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

      During 1996, the Company sold the Tank Testing Group to an independent third party. The Tank Testing Group recorded net income of $567,000 during the third quarter of 1996. Such income is classified as income from discontinued operations during the July to September 1996 period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1996

      Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 27.7% from $1,618,000 during the nine months ended September 30, 1996 to $2,066,000 during the three quarters ended September 30, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the first nine months of 1997 versus 1996.

      Gross profit declined by $47,000 to $503,000 during the first nine months of 1997 from $550,000 during the prior-year period. When measured as a percentage of sales, the gross margin declined to 24.3% during the 1997 period from 34% during 1996. During the first three quarters of 1997, all processing operations were conducted from the Company's newly constructed treatment facility in the Charlotte, North Carolina area. The new facility is larger, has greater processing capabilities, and has higher associated fixed operating costs such as depreciation and personnel than the old plant in which the Company operated during most of 1996. Additionally, during the 1997 period, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed, the learning curve involved with its operations, and the costs of moving to the new plant. Management believes that such operating costs will decline as a percentage of sales as revenues increase.

      Selling, general and administrative expenses increased $219,000 to $2,020,000 during the first three quarters of 1997 from $1,801,000 during the comparable period in 1996, principally due to depreciation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI and partially offset by personnel and facility reductions at the Company's headquarters in Houston.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $714,000 during the first nine months of 1996 to $1,145,000 during the comparable current-year period. This is primarily due to an increase in the amount invested as a result of the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

      During 1996, the Company sold the Tank Testing Group to an independent third party. The Tank Testing Group recorded net income of $612,000 during the first nine months of 1996. Such income is classified as income from discontinued operations during the January to September 1996 period. During 1997, the Company recorded a provision for disposition of ESI of $990,000, net of an income tax benefit of $510,000.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had cash, cash equivalents, and short-term investments of $28,411,000 and had no significant cash commitments of such funds other than the normal requirements to operate the Company's continuing operations and to fund expected losses at ESI until its disposition. These funds are being invested in liquid high credit quality instruments pending any decision by the Company's Board of Directors regarding the Company's future direction. For the nine months ended September 30, 1997, net cash used in operations totaled $4,077,000 versus net cash provided by operations of $1,013,000 during the same period in 1996. Current year cash used in operations is the result of a net loss of $1,313,000, non-cash revenue and expenses of $698,000, and working capital changes totaling $2,066,000 principally consisting of cash losses at ESI.

      Capital expenditures for the first three quarters of 1997 were $405,000, mainly for the purchase of machinery and processing equipment at ERRI. During the first nine months of 1997, the Company sold its former headquarters building and related fixed assets in Houston receiving cash of approximately $921,000.

During the 1997 period, the Company also sold its ESI subsidiary headquarters building in Tempe, Arizona receiving cash of approximately $1,571,000.

      The Company's deferred tax asset increased from $1,897,000 at December 31, 1996 to $2,548,000 at September 30, 1997 principally as a result of net operating losses from continuing operations and the accrual of additional anticipated losses on discontinued operations through the estimated date of disposal or liquidation. The Company has not provided a valuation allowance against its deferred tax asset as the Company believes the net operating losses can be utilized to offset future taxable income. However, if ERRI continues to incur losses, general and administrative expenses continue to be higher than anticipated, or losses from discontinued operations are higher than anticipated, a material charge to expense to record a valuation allowance against a portion of the deferred tax asset could be required.

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

FORWARD-LOOKING STATEMENT

      The statements contained in this Form 10-Q for the three and nine months ended September 30, 1997 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's security holders during the third quarter ended September 30, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:
           Exhibit 11.1A Computation of Earnings Per Common Share for the Three and Nine Months Ended
                             September 30, 1997 and 1996.

           Exhibit 27        Financial Data Schedule

       (b) Reports on Form 8-K:

           There were no reports on Form 8-K filed during the three-month period ended September 30, 1997.

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

Date          November 14, 1997

By          /S/ DONALD R. CAMPBELL
                Donald R. Campbell
           President, Chief Executive
           Officer and Chief Operating Officer

Date          November 14, 1997
                                       14