Form 10-K
period 1997-12-31
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-03-31
CIK 867888

Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(mark one)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               Commission file No.
                                     0-18899

                                    TEI, INC.
             (Exact name of registrant as specified in its charter)

                           TEXAS                                               76-0284783
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                         10235 W. LITTLE YORK, SUITE 405
                              HOUSTON, TEXAS 77040
                     (Address of principal executive office)

        Registrant's telephone number, including area code (713) 983-7160

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

                 Yes   [X]                         No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 6, 1998, the registrant had 14,251,012 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $14.3 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

                             TEI, INC. AND SUBSIDIARIES
                                       INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I.
    Item 1.  Business................................................................................................3
    Item 2.  Properties..............................................................................................5
    Item 3.  Legal Proceedings.......................................................................................5
    Item 4.  Submission of Matters to a Vote of Security Holders.....................................................5

PART II.
    Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...............................6
    Item 6.  Selected Financial Data.................................................................................7
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................8
    Item 7A. Quantitative and Qualitative Exposure About Market Risk................................................11
    Item 8.  Financial Statements and Supplementary Data............................................................12
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................32

PART III.
    Item 10. Directors and Executive Officers of the Registrant.....................................................33
    Item 11. Executive Compensation.................................................................................33
    Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................33
    Item 13. Certain Relationships and Related Transactions.........................................................33

PART IV.
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................34

                                     PART I.
ITEM 1.  BUSINESS

GENERAL

      The Company is a holding company that conducts its business through various wholly owned subsidiaries. The Company was incorporated in the State of Texas in June 1989, for the purpose of acquiring all of the outstanding stock of Tanknology Corporation International ("Tanknology") in a reorganization in connection with a private offering of securities by the Company. During 1995, 1996, and 1997, the Company disposed of all of its operations except for Energy Recovery Resources, Inc. ("ERRI"), which it acquired during 1994. ERRI performs wastewater treatment, waste oil recycling, and the recovery and handling of other non-hazardous fluid wastes for owners and operators of underground storage tanks ("USTs"), aboveground storage tanks ("ASTs"), and other commercial and industrial waste generators.

      The operations the Company disposed of include: (i) Tanknology, a provider of leak detection services for USTs and ASTs using the VacuTect(R) process, a patented nonvolumetric method owned by Tanknology (Tanknology was incorporated in 1988 and sold in October 1996); (ii) Tanknology Canada (1988), Inc., ("Tanknology Canada"), a provider of leak detection services in Canada (Tanknology Canada was incorporated in 1988 and sold in October 1996); (iii) USTMAN Industries, Inc. ("USTMAN"), a provider of statistical inventory reconciliation ("SIR") leak detection services to owners and operators of USTs (USTMAN was purchased in 1992 and sold in October 1996); (iv) Mankoff Equipment, Inc. ("Mankoff"), a provider of remediation services, tank upgrades, and other environmental products and services to owners and operators of USTs and ASTs (Mankoff was acquired in 1993 and sold in December 1995); (v) Engineered Systems, Inc. ("ESI"), a designer and manufacturer of automated systems and products for petroleum-oriented companies for use in bulk liquid loading terminals, fuel management, pipeline supervision, environmental data gathering, and access control (ESI was purchased in 1993 and sold in December 1997). Tanknology, including its cathodic protection division d/b/a/ Tanknology Cathodic Protection, USTMAN, and Tanknology Canada are known collectively as the Tank Testing Group.

      The principal executive offices of the Company are located at 10235 W. Little York, Suite 405, Houston, Texas 77040, and its telephone number is (713) 983-7160.

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

BUSINESS STRATEGY

      The Company's Board of Directors is evaluating various alternatives to utilize the Company's status as a public company and its large cash reserves to increase shareholder value. ERRI's business strategy includes capitalizing on the opportunities for growth in its service area. The Company has constructed a new processing facility and expanded its wastewater and waste oil treatment business in the Charlotte, North Carolina area. The new facility has increased the capacity of wastewater and waste oil that can be treated and is capable of processing certain products that could not be handled at the Company's former location from which ERRI relocated during 1996.

      In addition to its investment in ERRI, the Company has cash and liquid investments of $28,326,000 at December 31, 1997. The Company and its Board of Directors are evaluating alternatives for use of these excess funds.

MARKETING

      The Company's products and services are marketed primarily to wastewater and waste oil generators. The Company's marketing efforts include trade publication advertising, presentation of services at trade shows, and personal sales calls. The Company's sales force consists of sales managers and independent sales agents who are paid commissions. In addition to the Company's headquarters in Houston, Texas, at December 31, 1997, the Company's ERRI subsidiary operates in its own treatment plant in the Charlotte, North Carolina area.

      The Company performs service work for customers pursuant to a standard written service order, specified contract, or under longer-term negotiated agreements.

      During 1997 and 1996, the Company provided wastewater treatment and waste oil recycling services to approximately 635 and 700 customers, respectively. During the year ended December 31, 1997, three customers accounted for approximately 15.8%, 13.4%, and 12.3%, respectively, of the Company's total revenues from continuing operations. During the year ended December 31, 1996, one customer accounted for approximately 12% of the Company's total revenues from continuing operations.

RESEARCH AND DEVELOPMENT

      The Company is not currently involved in any research and development projects.

FOREIGN OPERATIONS

      The Company generated no revenues from foreign sources from continuing operations during 1997, 1996, and 1995.

PERSONNEL

      As of December 31, 1997, the Company employed 59 people. None of the Company's employees are represented by a labor union. The Company considers relations with its employees to be satisfactory.

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

TRADEMARKS AND PATENTS

      The Company has no patents or marks registered with the U.S. Patent and Trademark Office.

GOVERNMENT REGULATIONS

      The Clean Water Act of 1972, The Safe Drinking Water Act of 1974, Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and The Comprehensive Environmental Response Compensation and Liability Act of 1980 are federal regulations that govern the treatment of water and wastewater. In addition, local and state governmental agencies have established stringent standards limiting the type and quantity of chemicals and wastewater that can be discharged into the local sewer systems and waterways by individuals and commercial entities. These regulations prohibit the discharge of any pollutant into the public waterway that will interfere with the operation or performance of the public treatment facility. In many instances, wastewater may be pretreated to remove the pollutant. After the pollutant is removed, the wastewater may be discharged into the public waterway.

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

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of December 31, 1997. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1997.

                                      PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol "TANK." The Common Stock began trading on June 19, 1991. Prior to that time, there was no established public trading market for the Common Stock. The following table sets forth the quarterly high and low sale prices of the Common Stock, as reported on the NASDAQ National Market for the calendar quarters indicated:

                    CALENDAR PERIOD             HIGH           LOW
             -----------------------------    ---------     ---------
             1997:
             First Quarter................     2-5/16        1-9/16
             Second Quarter...............     1-15/16       1-9/16
             Third Quarter................     1-15/16       1-17/32
             Fourth Quarter...............     2-1/4         1-17/32

             1996:
             First Quarter................     3-1/4         1-5/8
             Second Quarter...............     3-1/32        2-1/8
             Third Quarter................     2-7/16        1-13/16
             Fourth Quarter...............     2-1/2         1-13/16

      As of March 6, 1998, there were 301 record holders of the Common Stock. To date, the Company has not paid cash dividends on its Common Stock. It is the policy of the Company to continue retaining earnings for use in the Company's operations and to fund the Company's future activities.

      On March 26, 1992, the Board of Directors approved the repurchase by the Company of up to 500,000 shares of its Common Stock in private or public transactions. On January 19, 1993 and July 19, 1994, the Board increased the authorization by another 500,000 and 1,000,000 shares, respectively. As of March 6, 1998 the Company had purchased 955,225 shares pursuant to such program; however, no shares were repurchased during 1996 and 1997.

ITEM 6.  SELECTED FINANCIAL DATA

      During 1995, 1996, and 1997, the Company disposed of all of its operations except for ERRI. The Company acquired ERRI during 1994. See Notes 1 and 2 to the Consolidated Financial Statements.

      The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                 YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       1997             1996             1995             1994             1993
                                                   ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
    Revenues ..................................    $  2,725,749     $  2,199,154     $  2,374,637     $  2,477,349     $       --
    Cost of services ..........................       2,190,367        1,554,132        1,316,499        1,337,769             --
                                                   ------------     ------------     ------------     ------------     ------------
    Gross profit ..............................         535,382          645,022        1,058,138        1,139,580             --
    Selling, general and administrative
             expenses .........................       2,625,133        2,428,537        2,197,363        1,921,482        1,335,170
                                                   ------------     ------------     ------------     ------------     ------------
    Loss from operations ......................      (2,089,751)      (1,783,515)      (1,139,225)        (781,902)      (1,335,170)
    Other income (expense), net ...............       1,530,264          910,142          749,013          251,413          324,156
                                                   ------------     ------------     ------------     ------------     ------------
    Loss from continuing operations
             before income taxes ..............        (559,487)        (873,373)        (390,212)        (530,489)      (1,011,014)
    Benefit for income taxes ..................        (159,585)        (339,476)        (150,687)        (199,592)        (384,185)
                                                   ------------     ------------     ------------     ------------     ------------
    Loss from continuing
             operations .......................        (399,902)        (533,897)        (239,525)        (330,897)        (626,829)
    Income (loss) from discontinued
             operations .......................      (2,381,714)       1,288,997       (8,349,580)       1,873,875        5,544,274
                                                   ------------     ------------     ------------     ------------     ------------
    Net income (loss) .........................    $ (2,781,616)    $    755,100     $ (8,589,105)    $  1,542,978     $  4,917,445
                                                   ============     ============     ============     ============     ============
    Basic and diluted earnings (loss)
      per share:
        From continuing operations ............    $      (0.03)    $      (0.04)    $      (0.01)    $      (0.02)    $      (0.04)
        From discontinued operations ..........           (0.17)            0.09            (0.59)            0.13             0.37
                                                   ------------     ------------     ------------     ------------     ------------
        Net earnings (loss) per share .........    $      (0.20)    $       0.05     $      (0.60)    $       0.11     $       0.33
                                                   ============     ============     ============     ============     ============
    Weighted average common shares
             outstanding ......................      14,244,012       14,237,012       14,230,012       14,420,406       14,740,537
                                                   ============     ============     ============     ============     ============

                                                                                   AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       1997             1996             1995             1994             1993
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
    Cash and cash equivalents .................    $ 12,810,100     $ 11,421,710     $ 14,967,107     $  6,249,636     $  6,344,025
    Short-term investments ....................      15,516,366       18,425,979        3,694,873        7,483,075        9,841,270
    Working capital ...........................      30,033,838       29,001,908       24,896,104       26,300,941       29,146,392
    Total assets ..............................      39,042,721       43,033,894       42,276,610       52,917,420       55,358,301
    Long-term debt, excluding
             current maturities ...............            --               --               --               --               --
    Total shareholders' equity ................      37,665,147       40,432,973       39,665,133       48,238,488       48,841,217

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Selected Financial Data" included elsewhere in this Report.

GENERAL

      TEI was incorporated in 1989 for the purpose of acquiring and operating businesses involved in various aspects of underground and above ground tank testing and related services. In 1994, the Company acquired its ERRI subsidiary that performs wastewater treatment. Beginning in 1995, the Company began disposing of its various tank testing related businesses and completed this divestiture program in 1997. As of December 31, 1997, the Company's continuing operations consist of ERRI and various corporate activities. All of the Company's tank testing and related services operations are presented as discontinued operations.

      The following table sets forth, for continuing operations for the periods indicated, the percentage relationship that certain items in the Company's Statement of Operations bear to revenues:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        ------------------------------------------
                                                                                          1997              1996              1995
                                                                                        ------            ------            ------
Revenues .....................................................................           100.0%            100.0%           100.0 %
Cost of services .............................................................            80.4              70.7              55.4
                                                                                        ------            ------            ------
Gross profit .................................................................            19.6              29.3              44.6
Selling, general and administrative expenses .................................            96.3             110.4              92.6
                                                                                        ------            ------            ------
Loss from operations .........................................................           (76.7)            (81.1)            (48.0)
Other income (expense), net ..................................................            56.1              41.4              31.6
                                                                                        ------            ------            ------
Loss from continuing operations
         before income taxes .................................................           (20.6)            (39.7)            (16.4)
Income tax benefit ...........................................................            (5.9)            (15.4)             (6.3)
                                                                                        ------            ------            ------
Loss from continuing operations ..............................................           (14.7)            (24.3)            (10.1)
Income (loss) from discontinued operations and
         gain (loss) on sale of discontinued operations ......................           (87.3)             58.6            (351.6)
                                                                                        ------            ------            ------
Net income (loss) ............................................................          (102.0)%            34.3%           (361.7%
                                                                                        ======            ======            ======

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO
 YEAR ENDED DECEMBER 31, 1996

      Revenues from wastewater treatment and waste oil recycling services at the Company's Energy Recovery Resources, Inc. ("ERRI") division increased by 24% from $2,199,000 during the year ended December 31, 1996 to $2,726,000 during the year ended December 31, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during 1997.

      Gross profit declined by $110,000 to $535,000 during 1997 from $645,000 during 1996. When measured as a percentage of sales, the gross margin declined to 19.6% during 1997 from 29.3% during the previous year. During 1997, all processing operations were conducted from the Company's newly constructed treatment facility in the Charlotte, North Carolina area. The new facility is larger, has greater processing capabilities, and has higher associated fixed operating costs such as depreciation and personnel than the old plant in which the Company operated during most of 1996. Additionally, during 1997, processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed, the learning curve involved with its operations, and the costs of moving to the new plant. As a result of these issues, the Company is continuing to make modifications to the plant which it expects should improve operations in the future. Management believes that in the future such operating costs will decline as a percentage of sales as revenues increase.

      Selling, general, and administrative expenses increased by $197,000 to $2,625,000 during 1997 from $2,428,000 during 1996, mainly due to depreciation and the addition of management and supervisory personnel at the new wastewater treatment processing plant at ERRI, professional fees, partially offset by personnel reductions and lower facility costs at the Company's headquarters in Houston.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $910,000 during 1996 to $1,530,000 during 1997. This is principally due to an increase in the amount of cash invested as a result of the Company's sale of the Tank Testing Group during the fourth quarter of 1996.

      Losses from discontinued operations net of tax were $2,382,000 in 1997 compared to a gain of $1,289,000 in 1996. The 1996 gain consisted of $672,000 of income from operations and $1,277,000 of gain on disposition of the Tank Testing Group, partially offset by losses of $660,000 at ESI. The Company originally expected to complete the disposition of ESI prior to December 31, 1996. However, as of year-end 1996, ESI had not been sold. As a result of the longer than anticipated period of disposal, the Company recorded an additional reserve of $660,000 during the fourth quarter of 1996, net of an income tax benefit of $340,000. ESI incurred operating losses of $2,163,000 during 1996, which were anticipated and charged against the initial reserve for discontinued operations recorded by the Company. The loss in 1997 related to the operations and disposal of ESI. Such loss consisted of $2,194,000 due to operating losses at ESI including a change in estimated income tax expense of approximately $517,000,resulting from unanticipated delays in the disposition and $188,000 of loss on disposition, which occurred in December 1997.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO
 YEAR ENDED DECEMBER 31, 1995

      Revenues from wastewater treatment and waste oil recycling services at ERRI declined by 7.4% from $2,375,000 during the year ended December 31, 1995 to $2,199,000 during the year ended December 31, 1996. Such revenue decrease was primarily due to operational delays caused by the relocation of ERRI's processing equipment to the newly constructed treatment facility in the Charlotte, North Carolina area. The transfer of the processing equipment took place in stages over the course of the year, but was essentially completed by year-end 1996.

      Gross profit declined by $413,000 to $645,000 during 1996 from $1,058,000 during 1995. When measured as a percentage of sales, the gross margin declined to 29.3% during 1996 from 44.6% during the previous year. During 1996, the Company incurred personnel and transportation costs associated with ERRI's move to its new location. Other redundant costs related to the operation of two processing plants were also incurred during 1996. Additionally, during 1996 processing operations in the new facility were not as efficient as that of the old facility due to the new equipment and processing techniques employed and the learning curve involved with its operation.

      Selling, general, and administrative expenses increased $231,000 to $2,428,000 in 1996 from $2,197,000 during 1995, mainly due to the addition of management and supervisory personnel needed to start-up and operate the new more complex processing facility.

      Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew from $749,000 during 1995 to $910,000 during 1996, principally due to an increase in the amount invested as a result of the Company's sale of the Tank Testing Group during the fourth quarter of 1996. A substantial portion of selling, general, and administrative expense represents general corporate overhead, which management did not allocate to discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997, the Company had cash, cash equivalents, and short-term investments of $28,326,000 and had no significant cash commitments of such funds in excess of requirements to operate the Company's continuing operations. These funds are being invested pending any decision by the Company's Board of Directors regarding the Company's future direction. For the year ended December 31, 1997, net cash used in operations totaled $4,083,000 versus net cash provided by operations of $1,711,000 during 1996. Current year cash used in operations is the result of a net loss of $2,782,000, and working capital changes totaling $2,561,000.

      Capital expenditures for 1997 were $682,000, mainly for the purchase of machinery and processing equipment at ERRI relating to modifications to the Company's newly constructed wastewater treatment plant. The plant has experienced start up issues which have limited capacity and increased the cost of the plant. In addition, the Company recorded goodwill in connection with the acquisition of ERRI with a carrying value of $2,278,000 at December 31, 1997. The carrying value of the plant and of the goodwill may be in excess of fair value at December 31, 1997; however, the Company believes it will recover its investments through operations. During 1997, the Company sold its former headquarters building and related fixed assets in Houston, as well as ESI's headquarters building in Tempe, Arizona receiving cash of approximately $2,492,000.

      Accounts payable and accrued liabilities decreased by $1,241,000, as a result of a reduction in accrued compensation and state and federal income taxes payable and also a reduction of $420,000 in the amount reserved for the Company's contingent liability relating to services performed by the Tank Testing Group prior to its sale in October 1996.

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of December 31, 1997. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

      In December 1997, the Company sold certain assets of ESI for a $500,000 interest-bearing note due in 2002. The purchaser also agreed to complete customer contracts in process at the date of sale; however, the Company remains primarily responsible for these contracts. Should the purchasers' cost to complete the contracts exceed the amount remaining to be collected from customers of approximately $2,000,000, the Company will be required to reimburse the purchaser, which will result in losses to the Company. Should the amounts collected from customers exceed the costs to complete the contracts, a portion of the excess collections will be paid to the Company resulting in income. The Company does not expect to incur losses on the contracts; however, the estimates of expected costs of such contracts have been significantly revised in the past and it is reasonably possible that significant revisions could occur in the future.

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

FORWARD-LOOKING STATEMENT

      The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in Item 1. Business and this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

YEAR 2000 IMPACT

      The "Year 2000" problem refers to the inability of computer programs to correctly interpret the century from a date in which the year is represented by only two digits. A computer system that is not Year 2000 compliant would not be able to correctly process certain data, or in extreme situations, could cause the entire system to be disabled. In 1992, the Company purchased and developed new software, which it has tested and believes is Year 2000 compliant. The Company believes that its current systems, which are significant to operations are or are expected to be Year 2000 compliant.

      The Company has initiated discussions with its significant suppliers and customers to determine the extent to which their failure to correct their own Year 2000 issues could affect the Company. The Company cannot guarantee that Year 2000 problems, if any, in other companies' systems on which it relies will be timely resolved or that other companies' failure to resolve such problems, or resolutions incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE EXPOSURE ABOUT MARKET RISK.

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             TEI, INC. AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
AUDITED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................13

Consolidated Balance Sheet as of December 31, 1997 and 1996 ..............14

Consolidated Statement of Operations
      for the three years in the period ended December 31, 1997...........15

Consolidated Statement of Shareholders' Equity
      for the three years in the period ended December 31, 1997...........16

Consolidated Statement of Cash Flows
      for the three years in the period ended December 31, 1997...........17

Notes to Consolidated Financial Statements................................18

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TEI, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheet of TEI, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TEI, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
February 17, 1998

                           TEI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                  December 31,     December 31,
                                                      1997             1996
                                                  ------------     ------------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................    $ 12,810,100     $ 11,421,710
   Short-term investments ....................      15,516,366       18,425,979
   Accounts receivable, net ..................         639,678          511,905
   Deferred tax asset ........................         515,611          447,202
   Income tax receivable .....................       1,512,115             --
   Other current assets ......................         417,542          796,033
                                                  ------------     ------------
         Total current assets ................      31,411,412       31,602,829
PROPERTY AND EQUIPMENT, NET ..................       4,789,141        5,547,864
INTANGIBLE ASSETS, LESS ACCUMULATED
      AMORTIZATION ...........................       2,288,479        2,494,873
DEFERRED TAX ASSET ...........................         176,383        1,450,248
NET ASSETS OF DISCONTINUED OPERATIONS AND
      OTHER ASSETS ...........................         377,306        1,938,080
                                                  ------------     ------------
   Total assets ..............................    $ 39,042,721     $ 43,033,894
                                                  ============     ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................    $    344,040     $    333,676
   Accrued liabilities .......................       1,033,534        2,267,245
                                                  ------------     ------------
         Total current liabilities ...........       1,377,574        2,600,921
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (See Note 9)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value;
     10,000,000 shares authorized;
     no shares issued and outstanding ........            --               --
   Common stock, $.01 par value;
     100,000,000 shares 151,992
     authorized; 15,199,237 and
     15,192,237 shares issued at
     December 31, 1997 and 1996,
     respectively ............................         151,992          151,922
   Additional paid-in capital ................      33,123,377       33,109,657
   Retained earnings .........................       8,577,449       11,359,065
   Treasury stock at cost, 955,225
     shares, at December 31, 1997
     and 1996 ................................      (4,187,671)      (4,187,671)
                                                  ------------     ------------
   Total shareholders' equity ................      37,665,147       40,432,973
                                                  ------------     ------------
   Total liabilities and
     shareholders' equity ....................    $ 39,042,721     $ 43,033,894
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             TEI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                    1997             1996             1995
                                                ------------     ------------     ------------
REVENUES ...................................    $  2,725,749     $  2,199,154     $  2,374,637
COST OF SERVICES ...........................       2,190,367        1,554,132        1,316,499
                                                ------------     ------------     ------------
      Gross profit .........................         535,382          645,022        1,058,138
SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES .............................       2,625,133        2,428,537        2,197,363
                                                ------------     ------------     ------------
      Loss from operations .................      (2,089,751)      (1,783,515)      (1,139,225)
                                                ------------     ------------     ------------
OTHER INCOME (EXPENSE):
      Interest income ......................       1,491,913        1,056,874          745,568
      Interest expense .....................          (6,748)          (4,715)             (33)
      Other income (expense), net ..........          45,099         (142,017)           3,478
                                                ------------     ------------     ------------
         Total other income (expense), net .       1,530,264          910,142          749,013
                                                ------------     ------------     ------------
         Loss before income taxes ..........        (559,487)        (873,373)        (390,212)
INCOME TAX BENEFIT .........................        (159,585)        (339,476)        (150,687)
                                                ------------     ------------     ------------
      Loss from continuing operations ......        (399,902)        (533,897)        (239,525)
      Net income (loss) from discontinued
         operations, net of tax ............      (2,193,860)          12,098       (4,739,338)
      Gain (loss) on disposition of
         discontinued operations,
         net of tax ........................        (187,854)       1,276,899       (3,610,242)
                                                ------------     ------------     ------------
      Net income (loss) ....................    $ (2,781,616)    $    755,100     $ (8,589,105)
                                                ============     ============     ============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
      From continuing operations ...........    $      (0.03)    $      (0.04)    $      (0.01)
      From discontinued operations .........           (0.17)            0.09            (0.59)
                                                ------------     ------------     ------------
      Net earnings (loss) per share ........    $      (0.20)    $       0.05     $      (0.60)
                                                ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING ..........................      14,244,012       14,237,012       14,230,012
                                                ============     ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                TEI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                      Common Stock              Treasury Stock         Additional                        Total
                                ----------------------    ------------------------      Paid-in         Retained      Shareholders'
                                  Shares       Amount      Shares         Amount         Capital        Earnings         Equity
                                ----------    --------    --------     -----------     -----------    ------------     ------------
Balance, December 31, 1994 .    15,178,237    $151,782    (955,225)    $(4,187,671)    $33,081,307    $ 19,193,070     $ 48,238,488
Issuance of common stock to
   nonemployee directors ...         7,000          70        --              --            15,680            --             15,750
Net loss ...................          --          --          --              --              --        (8,589,105)      (8,589,105)
                                ----------    --------    --------     -----------     -----------    ------------     ------------
Balance, December 31, 1995 .    15,185,237     151,852    (955,225)     (4,187,671)     33,096,987      10,603,965       39,665,133
Issuance of common stock to
   nonemployee directors ...         7,000          70        --              --            12,670            --             12,740
Net income .................          --          --          --              --              --           755,100          755,100
                                ----------    --------    --------     -----------     -----------    ------------     ------------
Balance, December 31, 1996 .    15,192,237     151,922    (955,225)     (4,187,671)     33,109,657      11,359,065       40,432,973
Issuance of common stock to
   nonemployee directors ...         7,000          70        --              --            13,720            --             13,790
Net loss ...................          --          --          --              --              --        (2,781,616)      (2,781,616)
                                ----------    --------    --------     -----------     -----------    ------------     ------------
Balance, December 31, 1997 .    15,199,237    $151,992    (955,225)    $(4,187,671)    $33,123,377    $  8,577,449     $ 37,665,147
                                ==========    ========    ========     ===========     ===========    ============     ============

  The accompanying notes are an integral part of the consolidated financial statements.

                                TEI, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                                     1997               1996               1995
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ....................................................      $ (2,781,616)      $    755,100       $ (8,589,105)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Provision for disposition of discontinued operations .................         2,187,210          1,000,000          7,521,209
     (Gain) loss on disposition of discontinued operations ................           187,854         (2,065,228)         3,610,242
     ESI operating loss charged to reserve for discontinued
         operations .......................................................        (2,193,860)        (2,163,317)              --
     Depreciation and amortization ........................................           674,538          2,598,411          3,758,893
     Net amortization of premiums and discounts on short-term
         investments ......................................................          (752,069)          (234,897)          (216,110)
     Gain on disposal of assets ...........................................           (63,664)              --               (8,529)
     Deferred income taxes ................................................         1,205,456           (232,838)        (2,388,559)
     Deferred income ......................................................              --              (16,430)           (20,160)
     Common stock issued to directors .....................................            13,790             12,740             15,750
     Changes in assets and liabilities, including
         discontinued operations:
           (Increase) decrease in accounts receivable, net ................          (135,806)          (136,149)         2,028,855
           Decrease (increase) in costs and estimated earnings in
               excess of billings on uncompleted contracts ................           309,375           (230,304)          (672,616)
           (Increase) decrease in inventories, net ........................          (530,633)           595,206          1,004,140
           (Increase) decrease in income tax receivable ...................        (1,512,115)         2,106,678         (2,106,678)
           Decrease (increase) in other current assets ....................           549,354           (834,414)           604,231
           (Decrease) increase in accounts payable and accrued
              liabilities .................................................        (1,241,198)           556,113          1,109,363
                                                                                 ------------       ------------       ------------
              Total adjustments ...........................................        (1,301,768)           955,571         14,240,031
                                                                                 ------------       ------------       ------------
              Net cash provided by (used in) operating activities .........        (4,083,384)         1,710,671          5,650,926
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .................................................          (682,192)        (1,987,458)        (2,472,825)
     Proceeds from the disposition of discontinued operations .............              --           12,000,000          1,500,000
     Proceeds from the sale of assets .....................................         2,492,284               --              322,149
     Purchases of short-term investments ..................................       (35,693,443)       (20,193,368)       (11,703,150)
     Proceeds from maturities of short-term investments ...................        39,355,125          5,697,159         15,707,462
     Increase in intangible assets ........................................              --              (44,763)          (139,006)
                                                                                 ------------       ------------       ------------
              Net cash provided by (used in) investing activities .........         5,471,774         (4,528,430)         3,214,630
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable ..................................              --              (28,939)          (148,085)
                                                                                 ------------       ------------       ------------
              Net cash used in financing activities .......................              --              (28,939)          (148,085)
                                                                                 ------------       ------------       ------------
CASH OF BUSINESSES SOLD ...................................................              --             (698,699)              --
                                                                                 ------------       ------------       ------------
              Net increase (decrease) in cash and cash equivalents ........         1,388,390         (3,545,397)         8,717,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................        11,421,710         14,967,107          6,249,636
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................      $ 12,810,100       $ 11,421,710       $ 14,967,107
                                                                                 ============       ============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             TEI, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of the Company include the accounts of TEI, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the consolidated statement of operations and related notes thereto have been reclassified to reflect the Company's discontinued operations consisting of Mankoff, Inc. ("Mankoff"), Engineered Systems, Inc. ("ESI"), Tanknology Corporation International ("TCI"), Tanknology Canada (1988), Inc., ("TCS"), and USTMAN Industries, Inc. ("USTMAN"), as discussed in Note 2. All footnote amounts related to the statement of operations are from continuing operations unless otherwise indicated.

      The Company is a holding company whose only current continuing business is wastewater processing and waste oil recycling in the Central Eastern United States.

      REVENUE RECOGNITION

      The Company generates revenues primarily through the treatment of wastewater and the sale of recycled waste oil. Revenues are recognized at the time the services are rendered. During the year ended December 31, 1997, three customers accounted for approximately 15.8%, 13.4%, and 12.3%, respectively, of the Company's total revenues from continuing operations. During the year ended December 31, 1996, one customer accounted for approximately 12% of the Company's total revenues from continuing operations.

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

      INVENTORIES

      Inventories, which are classified in other current assets, are stated at the lower of cost (first-in, first-out) or market.

      PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method. Buildings are depreciated over 20 to 40 years and other property and equipment are depreciated over five to ten years. Depreciation expense was $468,142, $295,343, and $208,853 for the years ended December 31, 1997, 1996, and 1995, respectively. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable.

      The Company maintains cash balances with several banks. Cash and cash equivalents includes investments in a certificate of deposit, commercial paper, and U.S. Government Securities that mature in no more than 90 days from the date of purchase. Short-term investments include commercial paper, U.S. Government Securities, municipal bonds, mutual funds, and mortgage backed securities. Such investments are recorded at cost and adjusted for fluctuations in market values. At December 31, 1997, approximately $7,820,000, $2,310,000, $2,495,000,
$15,244,000, and $101,000, respectively, were held in trust by five separate investment managers. At December 31, 1996, approximately $20,326,000, $4,469,000, $2,354,000, and $2,189,000, respectively, were held in trust by four separate investment managers.

      The Company grants credit to its customers who consist primarily of commercial and industrial wastewater and waste oil generators. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The provision for doubtful accounts for the years ended December 31, 1997, 1996, and 1995, was $31,499, $30,996, and $65,768, respectively. The allowance for doubtful accounts at December 31, 1997 and 1996 was $9,945 and $44,427, respectively.

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

      NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.    DISCONTINUED OPERATIONS

      During 1995, the Board of Directors of the Company elected to discontinue operations at its Mankoff and ESI subsidiaries. Mankoff's operations were discontinued as of June 30, 1995. Mankoff's revenues were $6,353,000 for the year ended December 31, 1995. Mankoff was sold on December 21, 1995, for $1,500,000 in cash and two 24 month non-interest bearing notes receivable totaling $805,000. The purchaser has also assumed the performance of all contract obligations of Mankoff. A loss on disposition of Mankoff of $3,610,000 net of an income tax benefit of $1,892,000 was recorded in 1995 as a result of the sale.

      ESI's operations were discontinued as of December 31, 1995. Certain assets of ESI were sold on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale. The Company remains primarily responsible for completing such contracts. Should the purchaser's cost to complete the contracts exceed the amounts collected from the customers, the Company is liable to reimburse the purchaser for the excess contract completion costs. However, should the amounts collected from the customers exceed the purchaser's cost to complete the contracts, a portion of the collections in excess of the cost to complete will be paid to the Company. The Company estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in 1998. ESI's revenues were $1,954,000, $3,322,000, and $3,718,000 for the years ended December 31, 1997, 1996, and 1995, respectively. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the then expected date of sale, was recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 was recorded, net of an income tax benefit of $340,000. Due to unanticipated delays in the disposition of ESI, the Company recorded an additional provision of $990,000, net of tax in the second quarter of 1997. Upon the sale of the assets of ESI in the fourth quarter of 1997, the Company incurred additional losses of $1,392,000. The additional losses in the fourth quarter were primarily due to unanticipated costs associated with contracts in process and a change in estimate for income taxes of approximately $517,000 related to the delays in disposition.

      On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group" to an unrelated third party. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") dated October 7, 1996. The Company disposed of the Tank Testing Group in consideration of the receipt of $12 million in cash. The Agreement calls for adjustments to the purchase price of up to $1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. A liability totaling $829,000 has been accrued for potential liabilities related to the Tank Testing Group. Revenues for the Tank Testing Group were $18,926,000, and $24,607,000 for the years ended December 31, 1996 and 1995, respectively.

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A summary of discontinued operations for the three years in the period ended December 31, 1997 are as follows:

                                          1997           1996          1995
                                      ------------   ------------  ------------
Revenues............................. $  1,954,008   $ 18,925,828  $ 34,678,328
                                      ============   ============  ============
Net income (loss) from discontinued
      operations, net of tax......... $(2,193,860)   $     12,098  $(4,739,338)
Gain (loss) on disposition of
      discontinued operations,
      net of tax.....................    (187,854)      1,276,899   (3,610,242)
                                      ------------   ------------  ------------
Income (loss) from discontinued
      operations, net of tax......... $(2,381,714)   $  1,288,997  $(8,349,580)
                                      ============   ============  ============

Net assets of discontinued operations at December 31, 1997 and 1996 consist of the following:

                                                 1997           1996
                                             ------------   ------------
       Working capital...................... $   (22,694)   $  1,490,611
       Long term assets.....................      400,000      1,447,469
       Accrued losses.......................         --       (1,000,000)
                                             ------------   ------------
       Net assets........................... $    377,306   $  1,938,080
                                             ============   ============

During 1997, 1996, and 1995, ESI incurred losses of $2,193,860, $2,163,317, and
$1,715,675, respectively, which were charged to the reserve for disposition.

                           TEI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Additional information regarding certain balance sheet accounts at December 31, 1997 and 1996 is presented below:

                                                          December 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------
Other current assets:
  Interest receivable ......................      $    19,401       $    31,016
  Prepaid insurance ........................          190,484           127,497
  Finished goods inventories ...............          178,839            60,317
  Other ....................................           28,818           577,203
                                                  -----------       -----------
       Total other current assets ..........      $   417,542       $   796,033
                                                  ===========       ===========
Property and equipment:
  Buildings and improvements ...............      $ 2,347,316         3,196,998
  Furniture, fixtures and equipment ........        2,825,068         2,794,047
  Land .....................................          189,260           559,520
  Plant construction in progress ...........          227,751             5,344
                                                  -----------       -----------
       Total property and equipment ........        5,589,395         6,555,909
  Accumulated depreciation .................         (800,254)       (1,008,045)
                                                  -----------       -----------
       Net property and equipment ..........      $ 4,789,141       $ 5,547,864
                                                  ===========       ===========

      Construction in progress relates to modifications to the Company's newly constructed wastewater treatment plant. The plant has experienced start up related issues which have limited capacity and increased the cost of the plant. The Company believes that it will recover its investment through operations over the life of the plant; however, the cost of the plant may be in excess of its fair value at December 31, 1997.
                                                       December 31,
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------
         Accrued liabilities:
           Compensation ........................$    123,364   $    322,771
           Claims reserves .....................     829,435      1,250,000
           State, federal and foreign
             income taxes.......................         --         634,590
           Other taxes..........................      79,604         57,460
           Other................................       1,131          2,424
                                                ------------   ------------
                 Total accrued liabilities......$  1,033,534   $  2,267,245
                                                ============   ============

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    SHORT-TERM INVESTMENTS

      The Company's investments in cash equivalents and short-term investments, all of which mature within one year, consist of a certificate of deposit and debt securities that are classified as available-for-sale and are recorded at cost and adjusted for unrealized holding gains and losses due to market value fluctuations. A summary of the estimated fair values of investments at December 31, 1997 and 1996 follows:

                                                    1997               1996
                                                ------------       ------------

Money market mutual funds ................      $  2,309,900       $  2,188,667
U.S. Government agency obligations .......         5,506,311         20,939,007
Corporate bonds ..........................         9,046,667          4,469,000
Certificate of deposit ...................           101,010               --
Commercial paper .........................        11,005,807          1,740,988
Less:  Cash equivalents ..................       (12,453,329)       (10,911,683)
                                                ------------       ------------
      Total short-term investments .......      $ 15,516,366       $ 18,425,979
                                                ============       ============

5.    INTANGIBLE ASSETS

      Excess of costs over net assets acquired resulted from the acquisition of ERRI and is being amortized over fifteen years. Amortization expense related to intangibles was $206,394 for each of the three years in the period ended December 31, 1997. Accumulated amortization related to intangible assets was $807,435 and $601,041 at December 31, 1997 and 1996, respectively. Although the Company believes it will recover its investment in ERRI through operations, its aggregate investment in ERRI may be greater than its fair value at December 31, 1997.

6.    INCOME TAXES

      The components of the income tax provision (benefit) for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                              Year Ended December 31,
                                    -------------------------------------------
                                      1997             1996             1995
                                    ---------      -----------      -----------
 Continuing operations:
  Federal-current .............     $(186,014)     $  (126,397)     $  (111,585)
  Federal-deferred ............       (13,662)        (148,640)         (11,786)
  State-current ...............        20,548          (37,009)         (23,992)
  State-deferred ..............        19,543          (27,430)          (3,324)
                                    ---------      -----------      -----------
      Total continuing ........      (159,585)        (339,476)        (150,687)
  Discontinued operations .....         6,650        1,036,640       (3,915,175)
                                    ---------      -----------      -----------
      Total ...................     $(152,935)     $   697,164      $(4,065,892)
                                    =========      ===========      ===========

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The difference between the effective tax rate reflected in the income tax benefit for continuing operations and the statutory federal rate is analyzed as follows:

                                                Year Ended December 31,
                                      -----------------------------------------
                                         1997            1996            1995
                                      ---------       ---------       ---------
Amount computed using the
  statutory rate ...............      $(190,226)      $(296,946)      $(132,672)
State taxes, net of
  federal benefit ..............         26,426         (42,530)        (18,015)
Other ..........................          4,215            --              --
                                      ---------       ---------       ---------
          Total ................      $(159,585)      $(339,476)      $(150,687)
                                      =========       =========       =========

      The effective tax rates for continuing operations for the years ended December 31, 1997, 1996, and 1995 were 28.5%, 38.9%, and 38.6%, respectively.
The effective tax rate for discontinued operations was approximately .3%, 44%, and 32% for the years ended December 31, 1997, 1996, and 1995, respectively.

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The components of the deferred tax assets and liabilities are as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------     -----------
Current deferred tax assets (liabilities):
Net operating loss carry forward .................    $ 285,312     $      --
Difference in recognition of accrued expenses ....      163,338          87,121
Difference in recognition of allowance for
doubtful accounts ................................       66,961         257,543
Difference in recognition of loss on building ....         --            51,000
Difference in recognition of other expenses ......         --            51,538
                                                      ---------     -----------
      Total current deferred asset ...............      515,611         447,202
                                                      ---------     -----------
Noncurrent deferred tax assets
  (liabilities):
Difference in recognition of loss on
disposition of ESI ...............................         --         1,628,584
Difference in bases of property
and equipment acquired ...........................         --          (312,634)
Difference in accumulated depreciation
and amortization .................................     (435,937)       (378,333)
Difference in deducting construction
period interest ..................................       41,530          41,523
Difference in recognition of accrued
expenses .........................................      288,660         425,750
Difference in recognition of allowance
for other receivables ............................      136,340            --
Difference in other expenses .....................      145,790          45,358
                                                      ---------     -----------
      Total noncurrent deferred asset ............      176,383       1,450,248
                                                      ---------     -----------
         Net deferred income taxes ...............    $ 691,994     $ 1,897,450
                                                      =========     ===========

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    COMMITMENTS AND CONTINGENCIES

      Total rental expense for operating leases, none of which extend beyond December 31, 1998, for the years ended December 31, 1997, 1996, and 1995 was $91,718, $67,116, and $48,196, respectively.

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of December 31, 1997. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or cash flows.

8.    STOCK OPTIONS

      The Board of Directors has reserved 1,000,000 authorized shares of its Common Stock for the purpose of issuing nonincentive stock options, incentive stock options, and restricted stock awards to key employees under its 1989 Stock Option Plan. The exercise price for a nonincentive stock option shall not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price for each incentive stock option granted may not be less than the fair market value of the Company stock on the date of grant. For those incentive stock optionees owning more than 10% of the Company's Common Stock on the date the options are granted, the option price per share for an incentive stock option shall not be less than 110% of the fair market value on the date of the grant. The purchase price for restricted stock may be equal to or less than par value and may be zero. Effective January 26, 1995, the Board of Directors of the Company approved the cancellation of 129,167 employee stock options, with exercise prices ranging from $4.50 to $7.50, and the subsequent issuance of 160,000 stock options, with an exercise price of $2.41 to certain employees. The options under the plan vest on graded schedule depending on the Company's stock price. Fifteen percent of all options are vested immediately as of the date of grant and an additional 15% will vest on the third anniversary of the date of grant. An additional 70% will vest within 3 years if the Company's stock price equals or exceeds certain criteria. Otherwise, these options will vest on the tenth anniversary of the date of grant.

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

      The Company had 943,895, 697,295, and 549,529 shares of Common Stock available for grant under existing stock option plans at December 31, 1997, 1996, and 1995, respectively.

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 1997:

                                                                    Weighted
                                                     Number          Average
                                                   of Shares      Exercise Price
                                                   ---------      --------------
   Outstanding at January 1, 1995 ..............    1,420,965         $3.75
Granted ........................................      160,000         $2.41
Cancelled/Forfeited ............................     (462,099)        $3.88
                                                    ---------
   Outstanding at December 31, 1995 ............    1,118,866         $3.47

Granted ........................................            0         $
Cancelled/Forfeited ............................     (147,766)        $5.29
                                                    ---------
   Outstanding at December 31, 1996 ............      971,100         $3.19

Granted ........................................            0         $
Cancelled/Forfeited ............................     (246,600)        $4.30
                                                    ---------
   Outstanding at December 31, 1997 ............      724,500         $2.83
                                                    =========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 7.82%; the expected life of options is 8.2 years; and volatility of 40.6% for the grants.

     The following tables summarize information related to stock options outstanding and exercisable at December 31, 1997 and 1996.

                                 OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE

                             NUMBER             WGTD. AVG.                                  NUMBER
     RANGE OF             OUTSTANDING            REMAINING            WGTD. AVG.        EXERCISABLE AT             WGTD. AVG.
 EXERCISE PRICES          AT 12/31/97           CONTR. LIFE         EXERCISE PRICE         12/31/97              EXERCISE PRICE
$2.41 to $5.00              672,000                7.50                 $2.58               363,000                   $2.67
$5.01 to $6.13               52,500                1.0                  $6.01                52,500                   $6.01
--------------            -----------           ------------        ---------------     ---------------          --------------
$2.41 to $6.13              724,500                7.03                 $2.83               415,500                  $3.09

                              TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE

                             NUMBER              WGTD. AVG.                                     NUMBER
     RANGE OF             OUTSTANDING            REMAINING            WGTD. AVG.           EXERCISABLE AT           WGTD. AVG.
 EXERCISE PRICES          AT 12/31/96           CONTR. LIFE         EXERCISE PRICE            12/31/96            EXERCISE PRICE
 $2.41 to $5.00             847,000                7.83                 $2.62                 310,000                 $2.87
 $5.01 to $9.125            124,100                5.88                 $7.08                 111,933                 $7.19
 ---------------          -----------           -----------         --------------         --------------         --------------
 $2.41 to $9.125            971,100                7.58                 $3.19                 421,933                 $4.02

     During 1996 the Company adopted the disclosure provision of Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation." The Company continues to account for its stock-based compensation plans using the accounting prescribed by APB Opinion 25.

     Had the compensation cost for the Company's stock-base compensation plan been determined in accordance with the accounting requirements of SFAS 123, the Company's net income and net income per common share for 1997 would approximate the pro forma amounts below:

                                                             Year Ended December 31,
                                                 -------------------------------------------
                                                     1997            1996            1995
                                                 -----------     -----------     -----------
Loss from continuing operations - as reported    $  (399,902)    $  (533,897)    $  (239,525)
Loss from continuing operations - pro forma .    $  (390,948)    $  (540,197)    $  (285,525)
Continuing operations (loss) per share -
    as reported .............................    $     (0.03)    $     (0.04)    $     (0.01)
Continuing operations (loss) per share -
    pro forma ...............................    $     (0.03)    $     (0.04)    $     (0.02)

                             TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.   EARNINGS (LOSS) PER COMMON SHARE

     In 1997, the Company adopted the provisions of SFAS No. 128, "EARNINGS PER SHARE." All prior periods presented have been restated to conform to the new requirements. The calculation of the basic and diluted per-share computations follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1997            1996            1995
                                                     ------------     -----------    ------------
Computation of basic and diluted earnings
 (loss) per common share:
   Net income (loss) applicable to common stock .    $ (2,781,616)    $   755,100    $ (8,589,105)
                                                     ============     ===========    ============
Computation of primary earnings (loss) per share:
   Weighted average number of common shares
          outstanding ...........................      14,244,012      14,237,012      14,230,012
   Common shares issuable under stock option
          plan ..................................            --              --              --
   Less shares assumed repurchased with
          proceeds ..............................            --              --              --
          Weighted average common and equivalent
          shares outstanding ....................      14,244,012      14,237,012      14,230,012
                                                     ============     ===========    ============
       Basic and diluted earnings (loss) per
       common share .............................    $      (0.20)    $      0.05    $      (0.60)
                                                     ============     ===========    ============

10.   PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Such shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.

11.   RELATED PARTIES

     The Company issued Common Stock in lieu of cash to nonemployee directors totaling $13,790, $12,740, and $15,750 during 1997, 1996, and 1995, respectively. The Company purchased diesel and boiler fuel from a company owned by the President of ERRI totaling $159,000 and $59,000 during 1997 and 1996, respectively.

                            TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.   RETIREMENT PLANS

     The Company maintains defined contribution plans that allow all employees after attaining one year of service with the Company to contribute through payroll deductions for investment in various funds established by the plan. Company contributions are discretionary and, in 1997, 1996, and 1995, no contributions were made to the plan.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was approximately $6,700, $5,000, and $12,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company paid approximately $846,000, $286,000, and $1,354,000 in cash for income taxes during the years ended December 31, 1997, 1996, and 1995, respectively, and received approximately $72,000 and $1,588,000 in cash from income tax refunds during the years ended December 31, 1997 and 1996, respectively. The Company received no income tax refunds during 1995. The Company issued notes payable for insurance premiums of approximately $145,000 for the year ended December 31, 1995. In 1997 and 1995, the Company issued notes receivable of $500,000 and $805,000, respectively, in connection with dispositions of discontinued operations.

                           TEI, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.   UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                      Three Months Ended
                                                           ------------------------------------------------------------------------
                                                             March 31,           June 30,            Sept. 30,           Dec. 31,
                                                               1997                1997                1997                1997
                                                           ------------        ------------        ------------        ------------
Revenues ...........................................       $    607,000        $    689,000        $    770,000        $    659,000
Cost of services ...................................            549,000             540,000             474,000             627,000
                                                           ------------        ------------        ------------        ------------
Gross profit .......................................             58,000             149,000             296,000              32,000
General and administrative expenses ................            658,000             678,000             684,000             605,000
                                                           ------------        ------------        ------------        ------------
Loss from operations ...............................           (600,000)           (529,000)           (388,000)           (573,000)
Other income (expense), net ........................            382,000             389,000             374,000             385,000
                                                           ------------        ------------        ------------        ------------
Loss from continuing operations
       before income taxes .........................           (218,000)           (140,000)            (14,000)           (188,000)
Provision (benefit) for income taxes ...............            (74,000)             25,000                --              (111,000)
                                                           ------------        ------------        ------------        ------------
       Loss from continuing operations .............           (144,000)           (165,000)            (14,000)            (77,000)
Loss from discontinued operations ..................               --              (990,000)               --            (1,392,000)
                                                           ------------        ------------        ------------        ------------
Net income (loss) ..................................       $   (144,000)       $ (1,155,000)       $    (14,000)       $ (1,469,000)
                                                           ============        ============        ============        ============
Basic and diluted earnings (loss) per share:
       From continuing operations ..................       $      (0.01)       $      (0.01)       $       0.00        $      (0.01)
       From discontinued operations ................               0.00               (0.07)               --                 (0.10)
                                                           ------------        ------------        ------------        ------------
       Net earnings (loss) per share ...............       $      (0.01)       $      (0.08)       $       0.00        $      (0.11)
                                                           ============        ============        ============        ============
Weighted average common shares outstanding .........         14,244,000          14,244,000          14,244,000          14,244,000
                                                           ============        ============        ============        ============

                                                                                      Three Months Ended
                                                           ------------------------------------------------------------------------
                                                             March 31,           June 30,            Sept. 30,           Dec. 31,
                                                               1996                1996                1996                1996
                                                           ------------        ------------        ------------        ------------
Revenues ...........................................       $    517,000        $    588,000        $    513,000        $    581,000
Cost of services ...................................            318,000             360,000             390,000             486,000
                                                           ------------        ------------        ------------        ------------
Gross profit .......................................            199,000             228,000             123,000              95,000
General and administrative expenses ................            577,000             612,000             612,000             627,000
                                                           ------------        ------------        ------------        ------------
Loss from operations ...............................           (378,000)           (384,000)           (489,000)           (532,000)
Other income (expense), net ........................            256,000             234,000             225,000             196,000
                                                           ------------        ------------        ------------        ------------
Loss from continuing operations
       before income taxes .........................           (122,000)           (150,000)           (264,000)           (336,000)
Benefit for income taxes ...........................            (47,000)            (58,000)           (103,000)           (130,000)
                                                           ------------        ------------        ------------        ------------
       Loss from continuing operations .............            (75,000)            (92,000)           (161,000)           (206,000)
Income (loss) from discontinued operations .........           (268,000)            314,000             566,000             677,000
                                                           ------------        ------------        ------------        ------------
Net income (loss) ..................................       $   (343,000)       $    222,000        $    405,000        $    471,000
                                                           ============        ============        ============        ============
Basic and diluted earnings (loss) per share:
       From continuing operations ..................       $       0.00        $      (0.01)       $      (0.01)       $      (0.02)
       From discontinued operations ................              (0.02)               0.02                0.04                0.05
                                                           ------------        ------------        ------------        ------------
       Net earnings (loss) per share ...............       $      (0.02)       $       0.01        $       0.03        $       0.03
                                                           ============        ============        ============        ============
Weighted average common shares outstanding .........         14,237,000          14,237,000          14,237,000          14,237,000
                                                           ============        ============        ============        ============

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

                                                                            PAGE
                                                                            ----
        Report of Independent Accountants.....................................14
        Consolidated Balance Sheet as of December 31, 1997 and 1996 ..........15
        Consolidated Statement of Operations
           for the three years in the period ended December 31, 1997..........16
        Consolidated Statement of Shareholders' Equity
           for the three years in the period ended December 31, 1997..........17
        Consolidated Statement of Cash Flows
           for the three years in the period ended December 31, 1997..........18
        Notes to Consolidated Financial Statements............................19


     2. Financial Statement Schedules

        The following financial statement schedules should be read in conjunction with the consolidated financial statements and notes thereto.

        Report of Independent Accountants....................................S-1

        Schedule I--  Valuation and qualifying accounts......................S-2

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

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the three-month period ended December 31, 1997.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                  TEI, INC.

                                  By: /s/ DONALD R. CAMPBELL
                                  Donald R. Campbell, President, Chief Executive Officer, Chief Operating Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Title                           Date
-----------------------   ------------------------------          --------------

/s/ R. L. WALTRIP         Chairman of the Board                   March 27, 1998
R. L. Waltrip

/s/ DONALD R. CAMPBELL    President, Chief Executive Officer,     March 27, 1998
Donald R. Campbell        Chief Operating Officer and Director
                          (Principal Executive Officer)

/s/ RICK BERRY            Executive Vice President, Chief         March 27, 1998
Rick Berry                Financial Officer, Secretary,
                          and Treasurer (Principal Financial
                          and Accounting Officer)

/s/ T. G. BOGLE           Director                                March 27, 1998
T.G. Bogle

/s/ SAMUEL W. RIZZO       Director                                March 27, 1998
Samuel W. Rizzo

/s/ T. CRAIG BENSON       Director                                March 27, 1998
T. Craig Benson

/s/ TONY COELHO           Director                                March 27, 1998
Tony Coelho

/s/ JAMES H. GREER        Director                                March 27, 1998
James H. Greer

/s/ W. BLAIR WALTRIP      Director                                March 27, 1998
W. Blair Waltrip

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TEI, Inc. and Subsidiaries:

      Our report on the consolidated financial statements of TEI, Inc. and Subsidiaries is included on page 14 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) on page 33 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                COOPERS & LYBRAND L.L.P.

Houston, Texas
February 17, 1998

                                                                     SCHEDULE II

                                TEI, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
==================================================================================================================================
                  COL. A                        COL. B          COL. C(1)        COL. C(2)           COL. D             COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Charged to
                                              Balance at                           other
                                             beginning of                        accounts--       Deductions--         Balance at
               Description                      period          Additions         describe          describe         end of period
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Allowance for doubtful accounts                                                                                 (B)
         and notes .......................  $      849,427   $       452,065   $        --       $     (870,982)(C) $      430,510
                                            ==============   ===============   ==============    ===============    ==============
Reserve for slow moving and obsolete
         inventory .......................  $        --      $         --      $        --       $         --       $        --
                                            ==============   ===============   ==============    ===============    ==============
DECEMBER 31, 1996
Allowance for doubtful accounts
         and notes .......................  $    1,199,286   $        30,996   $    (380,855)(A) $         --       $      849,427
                                            ==============   ===============   ==============    ===============    ==============
Reserve for slow moving and obsolete
         inventory .......................  $      510,480   $         --      $    (510,480)(A) $         --       $        --
                                            ==============   ===============   ==============    ===============    ==============
DECEMBER 31, 1995
Allowance for doubtful accounts
         and notes .......................  $      876,737   $     1,092,869   $    (540,623)(A) $     (229,697)(B) $    1,199,286
                                            ==============   ===============   ==============    ===============    ==============
Reserve for slow moving and obsolete
         inventory .......................  $       90,000   $       420,480   $      --         $       --         $      510,480
                                            ==============   ===============   ==============    ===============    ==============

(A)   Amounts were reclassified to net assets of discontinued operations.

(B) Represents the reversal of the allowance on receivables that were determined to be uncollectible and were written off.

(C)   Includes $178,425 attributable to discontinued operations.

                                INDEX TO EXHIBITS

  Exhibit Number                     Exhibit
  --------------                     -------
      *           3.1  Articles of Incorporation of the Company (Exhibit 3.1).

      *           3.2  Amendment to Articles of Incorporation of the Company (Exhibit 3.2).

      *           3.3  Amended and Restated Bylaws of the Company (Exhibit 3.3).

      *          10.1  Asset Purchase, Non-Compete and Confidentiality Agreement between
                       Tanknology, 381651 Alberta Ltd., T.E. (Ed) Adams and J. Gordon Adams
                       dated July 15, 1988 (Exhibit 10.1).

      *          10.2  Assignment of Canadian Patent No. 1,185,693 from Thomas E. Adams to
                       Tanknology dated July 18, 1988 (Exhibit 10.2).

      *          10.3  Assignment of U.S. Letters Patent No. 4,462,249 from T. Edwin Adams to Tanknology dated July 18, 1988 (Exhibit 10.3).

      *          10.4  Trademark, Service Mark and Tradename Assignment from Tanknology
                       Canada Ltd. to Tanknology dated July 18, 1988 (Exhibit 10.4).

      (2)        10.5  Credit Agreement, dated July 15, 1994, by the
                       Company as borrower, to Texas Commerce Bank National
                       Association (Exhibit 10.5).

      (3)        10.6  First Amendment to Credit Agreement, dated July 14,
                       1995, by the Company as borrower, to Texas Commerce Bank
                       National Association (Exhibit 10.6).

      +****      10.7  1989 Stock Option Plan for the Company, as amended (Exhibit 10.6).

      +*         10.8  Form of Incentive Stock Option Agreement for use in connection with the
                       1989 Stock Option Plan of the Company (Exhibit 10.9).

      +*         10.9  Form of Nonincentive Stock Option Agreement for use in connection with the 1989 Stock Option Plan of the Company (Exhibit 10.10).

      +*         10.10 Nondisclosure Agreement to be used in conjunction with certain options granted under the 1989 Stock Option Plan of the Company (Exhibit 10.11).

      **         10.11 License Agreement between Tanknology and GEC Avery Limited, dated
                       December 30, 1991 (Exhibit 10.16).

      **         10.12 License Agreement between Tanknology and Fulton Hogan Canterbury,
                       Limited, dated October 31, 1991 (Exhibit 10.17).

      +**        10.13 Consulting Agreement, dated December 10, 1991, between the Company and T.G. Bogle (Exhibit 10.18).

      ***        10.14 Stock Purchase Agreement between Tanknology Environmental, Inc. and
                       Square D Company dated July 16, 1992 (Exhibit 10.2).

      ****       10.15 Asset Purchase Agreement between Tanknology Environmental, Inc. and
                       USTMAN Industries, Inc. (Exhibit 10.14).

      +****      10.16 1991 Nonemployee Director Stock Option Plan (Exhibit 10.15).

                                       INDEX TO EXHIBITS

      Exhibit Number                        Exhibit
      --------------                        -------
      *****     10.17 Asset Purchase Agreement between Tanknology Environmental, Inc. and
                      Mankoff Equipment, Inc. (Exhibit 2).

      +*****    10.18 Noncompete Agreement between Tanknology Environmental, Inc. and
                      Curt J. Mankoff (Exhibit 10).

      (1)       10.19 Asset Purchase Agreement between Tanknology Environmental, Inc. and
                      Jack Holder Enterprises, Inc. dated January 31, 1994 (Exhibit 10.18).

      (3)       10.20 Agreement to sell assets, dated December 22, 1995, between Mankoff,
                      Inc. and Donald Kooperman (Exhibit 10.20).

      (3)       10.21 Installment note between Mankoff, Inc. and Continental Environmental,
                      Inc., dated December 20, 1995 (Exhibit 10.21).

      (3)       10.22 License Agreement between Tanknology Worldwide and Fulton Hogan
                      Limited, dated April 1, 1995 (Exhibit 10.22).

      (4)       10.23 Stock Purchase Agreement between Tanknology Environmental, Inc.  and
                      NDE Environmental Corporation dated October 7, 1996 (Exhibit 2).

                10.24 Asset Purchase Agreement between Tanknology/Engineered
                      Systems Inc.; TEI, Inc.; and Sorrento Electronics, Inc.
                      dated December 23, 1997 (Exhibit 10.24).

      *         16.1  Letter re change in certifying accountant (Exhibit 16.1).

                21.1  Subsidiaries of the Company.

                23.1  Consent of Independent Accountants.

                27.1  Financial Data Schedule.

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

(1) Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1994 Form 10-K, File No. 0-18899.

(2) Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

(3) Incorporated by reference to the exhibit shown in parenthesis filed in the Company's 1995 Form 10-K, File No. 0-18899.

(4) Incorporated by reference to the exhibit shown in parenthesis filed in the Form 8-K dated October 25, 1996, File No. 0-18899.