Form 10-Q
period 1998-03-31
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-05-14
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
  X            Quarterly report pursuant to Section 13 or 15(d) of the
-----          Securities Exchange Act of 1934 for the quarterly period ended
               March 31, 1998, or

               Transition report pursuant to Section 13 or 15(d) of the
-----          Securities Exchange Act of 1934

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

                          2900 N. LOOP WEST, SUITE 1230
                              HOUSTON, TEXAS 77092
                     (Address of principal executive office)

Registrant's telephone number, including area code:               (713) 263-7283

                         10235 W. LITTLE YORK, SUITE 405
                              HOUSTON, TEXAS 77040
                                 (713) 983-7160
       (Former address and telephone number of principal executive office)

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                         No [ ]

        The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 1998 was 14,251,012.

                                                              Page 1
                                                              Index to Exhibits
                                                              appears on page 12

                           TEI, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE(S)
PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998 AND
                         DECEMBER 31, 1997 (UNAUDITED)......................................     3
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                         ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)..........................     4
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE
                         MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)...................     5
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...     6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..............................................     9

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS..................................................    12

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    12

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................    12

PART III.      SIGNATURES...................................................................    13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                               March 31,       December 31,
                                                                                  1998             1997
                                                                             --------------   --------------
                                       ASSETS

        CURRENT ASSETS:

          Cash and cash equivalents..........................................$   11,763,843   $   12,810,100
          Short-term investments.............................................    16,207,262       15,516,366
          Accounts receivable, net...........................................       728,385          639,678
          Deferred tax asset.................................................       588,148          515,611
          Income tax receivable..............................................     1,512,115        1,512,115
          Other current assets...............................................       444,975          417,542
                                                                             --------------   --------------
                     Total current assets....................................    31,244,728       31,411,412
        PROPERTY AND EQUIPMENT, NET..........................................     4,855,454        4,789,141
        INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION.....................     2,236,880        2,288,479
        DEFERRED TAX ASSET...................................................       150,506          176,383
        NET ASSETS OF DISCONTINUED OPERATIONS AND
                   OTHER ASSETS..............................................       595,714          377,306
                                                                             --------------   --------------
          Total assets.......................................................$   39,083,282   $   39,042,721
                                                                             ==============   ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES:

          Accounts payable...................................................$      423,099   $      344,040
          Accrued liabilities................................................     1,073,921        1,033,534
                                                                             --------------   --------------
                     Total current liabilities...............................     1,497,020        1,377,574
        COMMITMENTS AND CONTINGENCIES (See Note 9)
        SHAREHOLDERS' EQUITY:

          Preferred stock, $.10 par value; 10,000,000 shares authorized;

                     no shares issued and outstanding........................            --               --
          Common stock, $.01 par value; 100,000,000 shares authorized;
                     15,206,237 and 15,199,237 shares issued at
                     March 31, 1998 and December 31, 1997, respectively .....       152,062          151,992
          Additional paid-in capital.........................................    33,134,997       33,123,377
          Retained earnings..................................................     8,486,874        8,577,449
          Treasury stock at cost, 955,225 shares, at March 31, 1998 and
                     December 31, 1997 ......................................   (4,187,671)      (4,187,671)
                                                                             --------------   --------------
          Total shareholders' equity.........................................    37,586,262       37,665,147
                                                                             --------------   --------------
          Total liabilities and shareholders' equity.........................$   39,083,282   $   39,042,721
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

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                     1998               1997
                                                  ------------    --------------

REVENUES..........................................$    730,421    $     607,625
COST OF SERVICES..................................     513,914          549,341
                                                  ------------    -------------
           Gross profit...........................     216,507           58,284
SELLING, GENERAL & ADMINISTRATIVE EXPENSES........     739,582          658,353
                                                  ------------    -------------
           Loss from operations...................   (523,075)        (600,069)
OTHER INCOME......................................     385,840          382,171
                                                  ------------    -------------
           Loss before income taxes...............   (137,235)        (217,898)
INCOME TAX BENEFIT................................    (46,660)         (73,745)
                                                  ------------    -------------
           Net income (loss)......................$   (90,575)    $   (144,153)
                                                  ============    =============


BASIC AND DILUTED LOSS PER SHARE..................$     (0.01)    $      (0.01)
                                                  ============    =============
WEIGHTED AVERAGE COMMON SHARES

           OUTSTANDING............................  14,251,012       14,244,012
                                                  ============    =============



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                      ------------------------------------
                                                                            1998                  1997
                                                                      ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..............................................  $    (90,575)          $   (144,153)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
         ESI operating loss charged to reserve for
           discontinued operations .................................          --                 (717,037)
         Depreciation and amortization .............................       177,193                176,467
         Net amortization of premiums and discounts on short-
         term investments ..........................................      (206,880)              (151,356)
         Loss on disposal of assets ................................          --                    5,327
         Deferred income taxes .....................................       (46,660)               (67,361)
         Common stock issued as compensation to directors ..........        11,690                 13,790
         Change in assets and liabilities:
           Decrease (increase) in accounts and note receivable,
             net ...................................................        16,937               (182,657)
           Increase in earnings in excess of billings ..............          --                  (42,342)
           (Increase) decrease in other current assets .............       (81,893)                63,654
           Decrease in accounts payable and accrued liabilities ....      (150,146)              (758,541)
                                                                      ------------           ------------
               Total adjustments ...................................      (279,759)            (1,660,056)
                                                                      ------------           ------------
               Net cash used in operating activities ...............      (370,334)            (1,804,209)
                                                                      ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures ...........................................      (191,907)              (195,065)
    Proceeds from the sale of assets ...............................          --                  919,228
    Purchase of short-term investments .............................    (9,775,787)            (8,658,261)
    Proceeds from maturities of short-term investments .............     9,291,771             17,115,395
                                                                      ------------           ------------
               Net cash (used in) provided by investing activities .      (675,923)             9,181,297
                                                                      ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on notes payable ............................          --                     --
                                                                      ------------           ------------
               Net cash used in financing activities ...............          --                     --
                                                                      ------------           ------------
               Net (decrease) increase in cash and cash
               equivalents .........................................    (1,046,257)             7,377,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD .........................................................    12,810,100             11,421,710
                                                                      ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................  $ 11,763,843           $ 18,798,798
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

                           TEI, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The unaudited condensed consolidated financial statements include the accounts of TEI, Inc. and its wholly owned subsidiaries (the "Company"). The unaudited condensed consolidated financial statements have been prepared consistent with the accounting policies reflected in the audited consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998, and should be read in conjunction therewith.

        In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at March 31, 1998, the consolidated results of its operations for the three-month periods ended March 31, 1998 and 1997, and its consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

        INCOME TAXES

        The Company utilizes the liability method for deferred income taxes. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's financial statements or tax returns. All expected future events other than changes in the law or tax rates, are considered in estimating future tax consequences.

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

                           TEI, INC. AND SUBSIDIARIES

        NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Initial adoption of this standard had no impact on the Company's financial statements.

2.      DISCONTINUED OPERATIONS:

        The Board of Directors of the Company elected to discontinue operations at its ESI subsidiary as of December 31, 1995. Certain assets of ESI were sold on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale; however, the Company remains primarily responsible for completing such contracts. Should the purchaser's cost to complete the contracts exceed the amounts collected from the customers, the Company is liable to reimburse the purchaser for the excess contract completion costs. However, should the amounts collected from the customers exceed the purchaser's cost to complete the contracts, a portion of the collections in excess of the cost to complete will be paid to the Company. The Company estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in 1998. ESI's revenues and operating losses were $474,000 and $717,000, respectively, for the three months ended March 31, 1997.

        On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group" to an unrelated third party for $12 million in cash. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") that calls for adjustments to the purchase price of up to $1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. A liability totaling $829,000 has been accrued for potential liabilities related to the Agreement.

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

        Additional information regarding certain balance sheet accounts at March 31, 1998 and December 31, 1997 is presented below:

                                                   March 31,        December 31,
                                                     1998              1997
                                              ---------------    ---------------
                                                  (unaudited)

Other current assets:

        Interest receivable...................$      16,814       $      19,401
        Prepaid insurance.....................       96,206             190,484
        Finished goods inventories............      239,573             178,839
        Other.................................       92,382              28,818
                                              -------------       -------------
               Total other current assets.....$     444,975       $     417,542
                                              =============       =============

Accrued liabilities:

        Compensation..........................$     130,241       $     123,364
        Claims reserves.......................      829,435             829,435
        Other taxes...........................       92,678              79,604
        Other.................................       21,567               1,131
                                              -------------       -------------
               Total accrued liabilities......$   1,073,921       $   1,033,534
                                              =============       =============


4.      COMMON STOCK AND STOCK OPTIONS:

        On January 1, 1998, the Company issued 7,000 shares of Restricted Stock with a market value of $11,690 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

5.      COMMITMENTS AND CONTINGENCIES:

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of March 31, 1998. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

6.      PROPOSED MERGER:

        During April 1998, the Company entered into letters of intent with a group of three financial service firms. Under the terms of the agreements, the Company would organize a newly formed subsidiary corporation that would acquire all ownership of the three firms in a stock-for-stock transaction. TEI would file a proxy statement and registration statement with the SEC. Upon the appropriate approvals of the SEC and Nasdaq for the registration and stock listing, TEI would merge into the subsidiary. Current shareholders of TEI would own slightly more than 50% of the new company, and current shareholders and partners of the three financial service firms would own slightly less than 50% of the new company. The letters of intent are subject to: i) approval of shareholders of TEI, ii) receipt of approvals by all governmental organizations having jurisdiction over the parties involved in the transaction, iii) receipt of financial fairness opinion from an investment banking firm, iv) absence of adverse changes in the financial condition of the parties involved in the transaction, v) SEC and Nasdaq approvals for registration and listing of the new company's shares, and vi) other related conditions.

        The Company presently has no plans to dispose of its wastewater treatment business. However, should circumstances change such that the Company decided to sell rather than operate ERRI, the Company may not be able to recover all of its investment.

        ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        TEI was incorporated in 1989 for the purpose of acquiring and operating businesses involved in various aspects of underground and above ground tank testing and related services. In 1994, the Company acquired its Energy Recovery Resources, Inc. ("ERRI") subsidiary that performs wastewater treatment. Beginning in 1995, the Company began disposing of its various tank testing related businesses and completed this divestiture program in 1997. As of December 31, 1997, the Company's continuing operations consist of ERRI and various corporate activities. All of the Company's tank testing and related services operations are presented as discontinued operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997

        Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 20% from $608,000 during the three months ended March 31, 1997 to $730,000 during the quarter ended March 31, 1998. Such revenue improvement is mainly due to a greater volume of wastewater processed during the first quarter of 1998 versus 1997.

        Gross profit increased by 272% to $216,000 during the first three months of 1998 from $58,000 during the prior-year period. When measured as a percentage of sales, the gross margin increased to 21.6% during the 1998 quarter from 9.6% during 1997. Such gross profit and margin improvement is due to the revenue increase as well as improved operating efficiencies brought about by the implementation of new processing techniques and the addition of new processing equipment that have reduced such operating costs as chemicals and supplies, utilities, and repairs and maintenance.

        Selling, general and administrative expenses increased by $82,000 to $740,000 during the first three months of 1998 from $658,000 during the comparable period in 1997, principally due to increased legal costs associated with the Company's lawsuit against the former owner of Mankoff, Inc., and to higher payroll expenses caused by the addition of sales and marketing personnel at ERRI.

        Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, grew to $386,000 during the first three months of 1998 from $382,000 during the comparable prior-year period.

        During the three months ended March 31, 1998, the Company recorded a net loss of $91,000 compared to a loss of $144,000 during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had cash, cash equivalents, and short-term investments of $27,971,000 and had no significant cash commitments of such funds in excess of requirements to operate the Company's continuing operations. For the three months ended March 31, 1998, net cash used in operations totaled $370,000 versus $1,804,000 during the same period in 1997. Current year cash used in operations is the result of a net loss of $91,000, non-cash expenses of $64,000, and working capital changes totaling $215,000.

        Working capital changes during the January to March 1998 period include an increase in other current assets primarily related to additional inventories at ERRI and a decrease in accounts payable and accrued liabilities mainly due to the payment of accrued expenses at ESI.

        Capital expenditures for the first quarter of 1998 were $192,000, and were mainly for the purchase of machinery and processing equipment at ERRI.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        During April 1998, the Company entered into letters of intent with a group of three financial service firms. Under the terms of the agreements, the Company would organize a newly formed subsidiary corporation that would acquire all ownership of the three firms in a stock-for-stock transaction. TEI would file a proxy statement and registration statement with the SEC. Upon the appropriate approvals of the SEC and Nasdaq for the registration and stock listing, TEI would merge into the subsidiary. Current shareholders of TEI would own slightly more than 50% of the new company, and current shareholders and partners of the three financial service firms would own slightly less than 50% of the new company. The letters of intent are subject to: i) approval of shareholders of TEI, ii) receipt of approvals by all governmental organizations having jurisdiction over the parties involved in the transaction, iii) receipt of a financial fairness opinion from an investment banking firm, iv) absence of adverse changes in the financial condition of the parties involved in the transaction, v) SEC and Nasdaq approvals for registration and listing of the new company's shares, and vi) other related conditions.

        The Company presently has no plans to dispose of its wastewater treatment business. However, should circumstances change such that the Company decided to sell rather than operate ERRI, the Company may not be able to recover all of its investment.

FORWARD-LOOKING STATEMENT

        The statements contained in this Form 10-Q for the quarter ended March 31, 1998 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Initial adoption of this standard had no impact on the Company's financial statements.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of March 31, 1998. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on April 29, 1998. At such meeting, the shareholders elected directors of the Company. No other matters were voted on at the meeting.

        The tabulation for the director nominees is as follows:

           Nominee              For         Against      Abstained     Non votes
           -----------------  -----------  ------------  ------------  ---------
           Tony Coelho         11,180,953           0       125,450         0
           Samuel W. Rizzo     11,192,618           0       113,785         0
           W. Blair Waltrip    11,192,018           0       114,385         0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:
               Exhibit 11.1A Computation of Earnings Per Common Share for the Three Months Ended March 31, 1998 and 1997.

               Exhibit 27              Financial Data Schedule

        (b) Reports on Form 8-K:
            There were no reports on Form 8-K filed during the three-month period ended March 31, 1998.

                                    PART III.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEI, INC.

By              /s/ DONALD R. CAMPBELL
          -----------------------------------
                  Donald R. Campbell
                      President,
               Chief Executive Officer,
          Chief Operating Officer, and Secretary
          (Principal Executive, Financial, and
                  Accounting Officer)

Date                 May 14, 1998
          -----------------------------------