Form 10-Q
period 1998-06-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-08-14
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(mark one)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or

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

                          2900 N. LOOP WEST, SUITE 1230
                              HOUSTON, TEXAS 77092
                     (Address of principal executive office)
    ------------------------------------------------------------------------

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


                           Yes [X]       No [ ]

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 1998 was 14,251,012.

                          TEI, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE(S)
                                                                         -------
PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Condensed Consolidated Balance Sheet as of June 30,
                    1998 and December 31, 1997 (unaudited)................   3

                    Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1998 and 1997
                    (unaudited)...........................................   4

                    Condensed Consolidated Statement of Cash Flows for the
                    Six Months Ended June 30, 1998 and 1997 (unaudited)...   5

                    Notes to Condensed Consolidated Financial Statements
                    (unaudited)...........................................   6

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and
                    Results of Operations.................................   9

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings.....................................  12

            Item 4. Submission of Matters to a Vote of Security Holders...  12

            Item 6. Exhibits and Reports on Form 8-K......................  12

PART III.   SIGNATURES                                                      13

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                              JUNE 30,       DECEMBER 31,
                                                                1998             1997
                                                            ------------    ------------
                                ASSETS
      CURRENT ASSETS:
   Cash and cash equivalents ............................   $ 13,191,678    $ 12,810,100
   Short-term investments ...............................     14,456,491      15,516,366
   Accounts receivable, net .............................        926,166         639,678
   Deferred tax asset ...................................        552,553         515,611
   Income tax receivable ................................      1,512,115       1,512,115
   Other current assets .................................        449,817         417,542
                                                            ------------    ------------
            Total current assets ........................     31,088,820      31,411,412

PROPERTY AND EQUIPMENT, NET .............................      4,931,798       4,789,141

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION ........      2,185,282       2,288,479

DEFERRED TAX ASSET ......................................        142,236         176,383

NET ASSETS OF DISCONTINUED OPERATIONS AND
        OTHER ASSETS ....................................        718,274         377,306
                                                            ------------    ------------
   Total assets .........................................   $ 39,066,410    $ 39,042,721
                                                            ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .....................................   $    282,402    $    344,040
   Accrued liabilities ..................................      1,117,031       1,033,534
                                                            ------------    ------------
            Total current liabilities ...................      1,399,433       1,377,574
                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES (See Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 10,000,000 shares
   authorized; no shares issued and outstanding .........           --              --

   Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,206,237 and 15,199,237 shares issued at
   June 30, 1998 and December 31, 1997, respectively ....        152,062         151,992
   Additional paid-in capital ...........................     33,134,997      33,123,377
   Retained earnings ....................................      8,567,589       8,577,449

   Treasury stock at cost, 955,225 shares, at June 30,
   1998 and December 31, 1997 ...........................     (4,187,671)     (4,187,671)
                                                            ------------    ------------
   Total shareholders' equity ...........................     37,666,977      37,665,147
                                                            ------------    ------------
   Total liabilities and shareholders' equity ...........   $ 39,066,410    $ 39,042,721
                                                            ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                   -------------------------------       --------------------------------
                                                       1998               1997               1998               1997
                                                   ------------       ------------       ------------        ------------
REVENUES ....................................      $    825,773       $    689,128       $  1,556,194        $  1,296,753
COST OF SERVICES ............................           461,047            540,223            974,961           1,089,564
                                                   ------------       ------------       ------------        ------------
   Gross profit .............................           364,726            148,905            581,233             207,189
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSE ..................................           623,536            678,289          1,363,118           1,336,642
                                                   ------------       ------------       ------------        ------------
   Loss from operations .....................          (258,810)          (529,384)          (781,885)         (1,129,453)
OTHER INCOME ................................           383,390            389,386            769,230             771,557
                                                   ------------       ------------       ------------        ------------
   Income (loss) from continuing
   operations before income taxes ...........           124,580           (139,998)           (12,655)           (357,896)
INCOME TAX EXPENSE (BENEFIT) ................            43,865             24,959             (2,795)            (48,786)
                                                   ------------       ------------       ------------        ------------
   Income (loss) from continuing
   operations ...................... ........            80,715           (164,957)            (9,860)           (309,110)
LOSS FROM DISCONTINUED OPERATIONS,
   NET OF TAX ...............................                 -           (990,000)                 -           (990,000)
                                                   ------------       ------------       ------------        ------------
      Net income (loss) .....................      $     80,715       $ (1,154,957)      $     (9,860)       $ (1,299,110)
                                                   ============       ============       ============        ============
BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE:
   From continuing operations ...............      $       0.01       $      (0.01)      $       0.00        $      (0.02)
   From discontinued operations .............                 -              (0.07)                 -               (0.07)
                                                   ------------       ------------       ------------        ------------
Net earnings (loss) per share ...............      $       0.01       $      (0.08)      $       0.00        $      (0.09)
                                                   ============       ============       ============        ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ..............................        14,251,012         14,244,012         14,251,012          14,244,012
                                                   ============       ============       ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                   -----------------------------
                                                         1998           1997
                                                   --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................   $     (9,860)   $ (1,299,110)
   Adjustments to reconcile net income (loss)
     to net cash provided
     by operating activities:
        Provision for disposition of
          discontinued operations ..............           --         1,500,000
        ESI operating loss charged to reserve
          for discontinued operations ..........           --        (1,276,032)
        Depreciation and amortization ..........        356,464         341,226
        Net amortization of premiums and
          discounts on short-term investments ..       (422,958)       (339,111)
        (Gain) loss on disposal of assets ......         (8,871)          6,760
        Deferred income taxes ..................         (2,795)       (631,345)
        Common stock issued to directors .......         11,690          13,790
        Change in assets and liabilities:
         Increase in accounts and note
           receivable, net .....................       (163,084)       (247,162)
         Decrease in earnings in excess of
           billings ............................           --           157,689
         Increase in income tax receivable .....           --          (107,676)
         Increase in other current assets ......        (50,568)       (520,287)
         Increase in other noncurrent assets ...       (101,033)           --
         Decrease in accounts payable and
           accrued liabilities .................       (323,187)       (636,315)
                                                   --------------  -------------
            Total adjustments ..................       (704,342)     (1,738,463)
                                                   --------------  -------------
            Net cash used in operating
              activities .......................       (714,202)     (3,037,573)
                                                   --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................       (402,787)       (350,781)
   Proceeds from the sale of assets ............         15,733         921,238
   Purchase of short-term investments ..........    (16,026,345)    (16,841,166)
   Proceeds from maturities of short-term
     investments ...............................     17,509,179      19,510,897
                                                   --------------  -------------
            Net cash provided by investing
              activities .......................      1,095,780       3,240,188
                                                   --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable .........           --              --
            Net cash used in financing
              activities .......................           --              --
            Net increase in cash and cash
              equivalents ......................        381,578         202,615
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ....................................     12,810,100      11,421,710
                                                   --------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $ 13,191,678    $ 11,624,325
                                                   ==============  =============

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

      In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at June 30, 1998, the consolidated results of its operations for the three-month and six-month periods ended June 30, 1998 and 1997, and its consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

      During April 1998, the Company entered into letters of intent with a group of three financial service firms. Under the terms of the agreements, the Company would organize a newly formed subsidiary corporation that would acquire all ownership of the three firms in a stock-for-stock transaction. TEI would file a proxy statement and registration statement with the SEC. Upon the appropriate approvals of the SEC and Nasdaq for the registration and stock listing, TEI would merge into the subsidiary. Current shareholders of TEI would own slightly more than 50% of the new company, and current shareholders and partners of the three financial service firms would own slightly less than 50% of the new company. The letters of intent are subject to: i) approval of shareholders of TEI, ii) receipt of approvals by all governmental organizations having jurisdiction over the parties involved in the transaction, iii) receipt of a financial fairness opinion from an investment banking firm, iv) absence of adverse changes in the financial condition of the parties involved in the transaction, v) SEC and Nasdaq approvals for registration and listing of the new company's shares, and vi) other related conditions. This transaction is subject to the consummation of a definitive agreement among all the parties.

      The Company presently has no plans to dispose of its wastewater treatment business. However, should circumstances change such that the Company decides to sell rather than operate its Energy Recovery Resources, Inc. subsidiary ("ERRI"), the Company may not be able to recover all of its investment.

      EARNINGS (LOSS) PER COMMON SHARE

      In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. It replaces the presentation of primary earnings per share with a presentation of earnings per common share and fully diluted earnings per share with earnings per common share
- assuming dilution. In the periods presented, outstanding stock options are not included in the computation of earnings per common share - assuming dilution as the options' effects are anti-dilutive. All prior periods presented have been restated to conform to the new requirements.

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

                          TEI, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.    DISCONTINUED OPERATIONS:

      The Board of Directors of the Company elected to discontinue operations at its Engineered Systems, Inc. subsidiary ("ESI"), as of December 31, 1995. Certain assets of ESI were sold on December 23, 1997, for a $500,000 note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale; however, the Company remains primarily responsible for completing such contracts. Should the purchaser's cost to complete the contracts exceed the amounts collected from the customers, the Company is liable to reimburse the purchaser for the excess contract completion costs. However, should the amounts collected from the customers exceed the purchaser's cost to complete the contracts, a portion of the collections in excess of the cost to complete will be paid to the Company. The Company estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in 1998. ESI's revenues and operating losses were $766,000 and $1,276,000, respectively, for the six months ended June 30, 1997.

      On October 25, 1996, the Company disposed of certain assets and liabilities, which consisted of the stock of its wholly owned subsidiaries, Tanknology Corporation International, including its cathodic protection division d/b/a Tanknology Cathodic Protection, USTMAN Industries, Inc., and Tanknology Canada (1988), Inc., collectively known as the "Tank Testing Group," to an unrelated third party for $12 million in cash. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement (the "Agreement") that calls for adjustments to the purchase price of up to $1 million for any working capital deficiencies and of up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. A liability totaling $829,000 has been accrued for potential liabilities related to the Agreement.


3.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

      Additional information regarding certain balance sheet accounts at June 30, 1998 and December 31, 1997 is presented below:

                                                   JUNE 30,         DECEMBER 31,
                                                     1998               1997
                                                 ------------       ------------
                                                   (unaudited)
Other current assets:
     Interest receivable................         $     17,258       $     19,401
     Prepaid insurance..................                6,058            190,484
     Finished goods inventories.........              309,783            178,839
     Other..............................              116,718             28,818
                                                 ------------       ------------
            Total other current assets..         $    449,817       $    417,542
                                                 ============       ============
Accrued liabilities:
      Compensation......................             $135,739           $123,364
      Claims reserves...................              829,435            829,435
      Other taxes.......................               80,778             79,604
      Other.............................               71,079              1,131
                                                 ------------       ------------
            Total accrued liabilities...           $1,117,031         $1,033,534
                                                 ============       ============

                          TEI, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    COMMON STOCK AND STOCK OPTIONS:

      On January 1, 1998, the Company issued 7,000 shares of Restricted Stock with a market value of $11,690 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

5.    EARNINGS (LOSS) PER COMMON SHARE:

      In 1997, the Company adopted the provisions of SFAS No. 128, "EARNINGS PER SHARE." All prior periods presented have been restated to conform to the new requirements.

                                                          1998            1997
                                                          ----            ----
Computation of basic and diluted earnings per
 common share for the three months ended
 June 30:
   Net income (loss) applicable to common stock    $     80,715    $ (1,154,957)
                                                   ============    ============
   Weighted average number of common shares
     outstanding ...............................     14,251,012      14,244,012
   Common shares issuable under employee stock
     option plan ...............................           --              --
   Less shares assumed repurchased with proceeds           --              --
                                                   ------------    ------------
       Weighted average common shares
         outstanding............................     14,251,012      14,244,012
                                                   ============    ============
           Net earnings (loss) per common
             share .............................   $       0.01    $      (0.08)
                                                   ============    ============

                                                       1998            1997
                                                   ------------    ------------
Computation of basic and diluted earnings per
 common share for the six months ended June 30:
   Net income (loss) applicable to
     common stock...............................   $     (9,860)   $ (1,299,110)
                                                   ============    ============
   Weighted average number of common shares
     outstanding ...............................     14,251,012      14,244,012

   Common shares issuable under employee stock
     option plan ...............................           --              --

   Less shares assumed repurchased with
     proceeds...................................           --              --
                                                   ------------    ------------
       Weighted average common shares
         outstanding............................     14,251,012      14,244,012
                                                   ============    ============
           Net earnings (loss) per common
             share .............................   $       0.00    $      (0.09)
                                                   ============    ============

6.    COMMITMENTS AND CONTINGENCIES:

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of June 30, 1998. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          TEI was incorporated in 1989 for the purpose of acquiring and operating businesses involved in various aspects of underground and above ground tank testing and related services. In 1994, the Company acquired its Energy Recovery Resources, Inc. ("ERRI") subsidiary that performs wastewater treatment. Beginning in 1995, the Company began disposing of its various tank-testing related businesses and completed this divestiture program in 1997. As of June 30, 1998, the Company's continuing operations consist of ERRI and various corporate activities. All of the Company's tank testing and related services operations are presented as discontinued operations.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1997

          Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 20% to $826,000 during the three months ended June 30, 1998 from $689,000 during the quarter ended June 30, 1997. Such revenue improvement is mainly due to a greater volume of wastewater processed during the second quarter of 1998 versus the second quarter of 1997.

          Gross profit increased by 145% to $365,000 during the second three months of 1998 from $149,000 during the prior-year period. When measured as a percentage of sales, the gross margin increased to 44% during the 1998 quarter from 22% during 1997. Such gross profit and margin improvement is due to the revenue increase as well as improved operating efficiencies brought about by the implementation of new processing techniques and the addition of new processing equipment that have reduced such operating costs as chemicals and supplies, utilities, and repairs and maintenance.

          Selling, general and administrative expenses decreased by $54,000 to $624,000 during the April to June 1998 quarter from $678,000 during the comparable quarter in 1997. This reduction is due to reduced payroll.

          Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, totaled $383,000 during the second quarter of 1998 compared to $389,000 during the prior-year quarter.

          During the three months ended June 30, 1998, the Company earned $81,000 compared to a loss of $1,155,000 during the second quarter of 1997. Such 1997 loss includes a $990,000 provision for disposition of ESI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1997

          Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 20% from $1,297,000 during the six months ended June 30, 1997 to $1,556,000 during the six months ended June 30, 1998. Such revenue improvement is mainly due to a greater volume of wastewater processed during 1998 versus 1997.

          Gross profit increased by 181% to $581,000 during the first half of 1998 from $207,000 during the prior-year period. When measured as a percentage of sales, the gross margin increased to 37% during the first six months of 1998 from 16% during 1997. Such gross profit and margin improvement is due to the revenue increase as well as improved operating efficiencies brought about by the implementation of new processing techniques and the addition of new processing equipment that have reduced such operating costs as chemicals and supplies, utilities, and repairs and maintenance.

    Selling, general and administrative expenses increased by $26,000 to $1,363,000 during the January to June 1998 period from $1,337,000 during the comparable half of 1997.

    Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, totaled $769,000 during the first six months of 1998 compared to $772,000 during the first six months of 1997.

    During the six months ended June 30, 1998, the Company recorded a loss of $10,000 compared to a loss of $1,299,000 during the first six months of 1997. Such 1997 loss includes a $990,000 provision for disposition of ESI.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had cash, cash equivalents, and short-term investments of $27,648,000 and had no significant cash commitments of such funds other than the normal requirements to operate the Company's continuing operations. These funds are being invested in liquid high credit quality instruments pending any decision by the Company's Board of Directors regarding the Company's future direction. For the six months ended June 30, 1998, net cash used in operations totaled $714,000 versus $3,038,000 during the same period in 1997. Current year cash used in operations is the result of a net loss of $10,000, non-cash revenue and expenses of $66,000, and working capital changes totaling $638,000.

    Working capital changes during the January to June 1998 period include the reduction of accounts payable and accrued liabilities of $323,000, primarily related to the payment of accrued compensation expenses. Working capital changes also include an increase in accounts receivable and inventories partially as a result of increased revenues at ERRI.

    Due to the weak demand for oil in ERRI's operating area over the last six months and the resulting low oil prices, its customers are experiencing declining demand and margins and are purchasing smaller volumes of reclaimed oil, despite the fact that wastewater processing volume is increasing. As a result ERRI has experienced increases in the levels of accounts receivable and inventory. Plans are in place to reduce accounts receivable and inventory levels over the next six months and those balances to return to more normal levels; however, if oil prices remain at current levels for an extended period or if significant customers experience continued liquidity problems, ERRI may incur losses due to bad debts or excess inventory.

    Capital expenditures for the first half of 1998 were $403,000, mainly for the purchase of machinery and processing equipment at ERRI.

    The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of June 30, 1998. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    During April 1998, the Company entered into letters of intent with a group of three financial service firms. Under the terms of the agreements, the Company would organize a newly formed subsidiary corporation that would acquire all ownership of the three firms in a stock-for-stock transaction. TEI would file a proxy statement and registration statement with the SEC. Upon the appropriate approvals of the SEC and Nasdaq for the registration and stock listing, TEI would merge into the subsidiary. Current shareholders of TEI would own slightly more than 50% of the new company, and current shareholders and partners of the three financial service firms would own slightly less than 50% of the new company. The letters of intent are subject to:
i) approval of shareholders of TEI, ii) receipt of approvals by all governmental organizations having jurisdiction over the parties involved in the transaction,
iii) receipt of a financial fairness opinion from an investment banking firm,
iv) absence of adverse changes in the financial condition of the parties involved in the transaction, v) SEC and Nasdaq approvals for registration and listing of the new company's shares, and vi) other related conditions. This transaction is subject to the consummation of a definitive agreement among all the parties.

    The Company presently has no plans to dispose of its wastewater treatment business. However, should circumstances change such that the Company decided to sell rather than operate ERRI, the Company may not be able to recover all of its investment.

FORWARD-LOOKING STATEMENT

    The statements contained in this Form 10-Q for the quarter ended June 30, 1998 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

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

                                      PART II

                                 OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of June 30, 1998. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of shareholders on April 29, 1998. At such meeting, the shareholders elected directors of the Company. No other matters were voted on at the meeting.

      The tabulation for the director nominees is as follows:

         NOMINEE               FOR         AGAINST     ABSTAINED    NON VOTES
         ---------------- -------------  -----------  -----------  ------------
         Tony Coelho        11,180,953        0         125,450         0

         Samuel W. Rizzo    11,192,618        0         113,785         0

         W. Blair Waltrip   11,192,018        0         114,385         0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 27         Financial Data Schedule

       (b) Reports on Form 8-K:
           There were no reports on Form 8-K filed during the three-month period ended June 30, 1998.

                                     PART III.

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEI, INC.

By          /s/ DONALD R. CAMPBELL
              Donald R. Campbell
                  President,
           Chief Executive Officer,
           Chief Operating Officer,
                and Secretary
            (Principal Executive,
          Financial, and Accounting
                   Officer)

Date           August 14, 1998