Form 10-Q
period 1998-09-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-11-17
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998, or

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


         Yes  [X]                         No  [ ]

        The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1998 was 14,251,012.


                                                              Page 1
                                                              Index to Exhibits
                                                              appears on page 13

                           TEI, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                              PAGE(S)
                                                                                              -------
PART I.        FINANCIAL INFORMATION
               ITEM 1.   FINANCIAL STATEMENTS
                         CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998 AND
                         DECEMBER 31, 1997 (UNAUDITED)......................................     3
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND
                         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)..........     4
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)......................     5
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...     6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..............................................     9

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS..................................................    13

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    13

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................    13

PART III.      SIGNATURES...................................................................    14

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                       September 30,     December 31,
                                                                            1998             1997
                                                                        ------------    ------------
                                       ASSETS
        CURRENT ASSETS:
  Cash and cash equivalents .........................................   $ 15,173,306    $ 12,810,100
  Short-term investments ............................................     13,665,153      15,516,366
  Accounts receivable, net ..........................................        675,887         639,678
  Deferred tax asset ................................................        614,493         515,611
  Income tax receivable .............................................           --         1,512,115
  Other current assets ..............................................        585,206         417,542
                                                                        ------------    ------------
             Total current assets ...................................     30,714,045      31,411,412
PROPERTY AND EQUIPMENT, NET .........................................      5,008,344       4,789,141
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION ....................      2,133,683       2,288,479
DEFERRED TAX ASSET ..................................................        142,236         176,383
NET ASSETS OF DISCONTINUED OPERATIONS AND
          OTHER ASSETS ..............................................        955,031         377,306
                                                                        ------------    ------------
  Total assets ......................................................   $ 38,953,339    $ 39,042,721
                                                                        ============    ============
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..................................................   $    408,746    $    344,040
  Accrued liabilities ...............................................        997,853       1,033,534
                                                                        ------------    ------------
             Total current liabilities ..............................      1,406,599       1,377,574
COMMITMENTS AND CONTINGENCIES (See Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 10,000,000 shares authorized;
            no shares issued and outstanding ........................           --              --
  Common stock, $.01 par value; 100,000,000 shares authorized;
             15,206,237 and 15,199,237 shares issued at September 30,
            December 31, 1997, respectively 1998 and ................        152,062         151,992
  Additional paid-in capital ........................................     33,134,997      33,123,377
  Retained earnings .................................................      8,447,352       8,577,449
  Treasury stock at cost, 955,225 shares, at September 30, 1998 and
            December 31, 1997 .......................................     (4,187,671)     (4,187,671)
                                                                        ------------    ------------
  Total shareholders' equity ........................................     37,546,740      37,665,147
                                                                        ------------    ------------
  Total liabilities and shareholders' equity ........................   $ 38,953,339    $ 39,042,721
                                                                        ============    ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               1998                 1997                 1998               1997
                                                           ------------        ------------        ------------        ------------
REVENUES ...........................................       $    730,993        $    769,613        $  2,287,187        $  2,066,366
COST OF SERVICES ...................................            738,227             473,724           1,713,188           1,563,288
                                                           ------------        ------------        ------------        ------------
    Gross profit (loss) ............................             (7,234)            295,889             573,999             503,078
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES .......................................            568,899             683,622           1,932,017           2,020,264
                                                           ------------        ------------        ------------        ------------
    Loss from operations ...........................           (576,133)           (387,733)         (1,358,018)         (1,517,186)
OTHER INCOME .......................................            393,956             373,850           1,163,186           1,145,407
                                                           ------------        ------------        ------------        ------------
    Loss from continuing operations before
     income taxes ..................................           (182,177)            (13,883)           (194,832)           (371,779)
INCOME TAX BENEFIT .................................            (61,940)               --               (64,735)            (48,786)
                                                           ------------        ------------        ------------        ------------
    Loss from continuing operations ................           (120,237)            (13,883)           (130,097)           (322,993)
LOSS FROM DISCONTINUED OPERATIONS,
    NET OF TAX .....................................               --                  --                  --              (990,000)
                                                           ------------        ------------        ------------        ------------
        Net income (loss) ..........................       $   (120,237)       $    (13,883)       $   (130,097)       $ (1,312,993)
                                                           ============        ============        ============        ============
BASIC AND DILUTED LOSS PER SHARE:

    From continuing operations .....................       $      (0.01)       $       0.00        $      (0.01)       $      (0.02)
    From discontinued operations ...................               --                  0.00                --                 (0.07)
                                                           ------------        ------------        ------------        ------------
Net loss per share .................................       $      (0.01)       $       0.00        $      (0.01)       $      (0.09)
                                                           ============        ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ....................................         14,251,012          14,244,012          14,251,012          14,244,012
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ----------------------------
                                                                           1998             1997
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .............................................   $   (130,097)   $ (1,312,993)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Provision for disposition of discontinued operations .....           --         1,500,000
         ESI operating loss charged to reserve for discontinued
           operations .............................................           --        (1,520,070)
         Depreciation and amortization ............................        542,541         506,071
         Net amortization of premiums and discounts on short-
           term investments .......................................       (620,047)       (553,891)
         Gain on disposal of assets ...............................         (8,871)        (63,664)
         Deferred income taxes ....................................        (64,735)       (650,643)
         Common stock issued to directors .........................         11,690          13,790
         Change in assets and liabilities:
           Decrease (increase) in accounts and note receivable,
             net ..................................................         87,195        (802,904)
           Decrease in earnings in excess of billings .............           --           138,600
           Decrease (increase) in income tax receivable ...........      1,512,115         (92,963)
           Increase in other current assets .......................       (156,707)       (516,219)
           Increase in other noncurrent assets ....................       (369,588)           --
           Decrease in accounts payable and accrued
             liabilities ..........................................       (313,473)       (677,390)
                                                                      ------------    ------------
               Total adjustments ..................................        620,120      (2,719,283)
                                                                      ------------    ------------
               Net cash provided by (used in) operating activities         490,023      (4,032,276)
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ..........................................       (613,811)       (450,127)
    Proceeds from the sale of assets ..............................         15,733       2,492,284
    Purchase of short-term investments ............................    (21,376,663)    (25,267,818)
    Proceeds from maturities of short-term investments ............     23,847,924      29,839,253
                                                                      ------------    ------------
               Net cash provided by investing activities ..........      1,873,183       6,613,592
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES ..............................           --              --
                                                                      ------------    ------------
               Net increase in cash and cash equivalents ..........      2,363,206       2,581,316
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD ........................................................     12,810,100      11,421,710
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $ 15,173,306    $ 14,003,026
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

        In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's consolidated financial position at September 30, 1998, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and its consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

        EARNINGS (LOSS) PER COMMON SHARE

        In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. It replaces the presentation of primary earnings per share with a presentation of earnings per common share and fully diluted earnings per share with earnings per common share
- assuming dilution. In the periods presented, outstanding stock options are not included in the computation of earnings per common share - assuming dilution as the options' effects are antidilutive.

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

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.      DISCONTINUED OPERATIONS:

        The Board of Directors of the Company elected to discontinue operations at its Engineered Systems, Inc. subsidiary ("ESI"), as of December 31, 1995. Certain assets of ESI were sold on December 23, 1997, for a $500,000 note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale; however, the Company remains primarily responsible for completing such contracts. Should the purchaser's cost to complete the contracts exceed the amounts collected from the customers, the Company is liable to reimburse the purchaser for the excess contract completion costs. However, should the amounts collected from the customers exceed the purchaser's cost to complete the contracts, a portion of the collections in excess of the cost to complete will be paid to the Company. The Company estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in 1998. ESI's revenues and operating losses were $1,655,000 and $1,520,000, respectively, for the nine months ended September 30, 1997.

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

3.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

        Additional information regarding certain balance sheet accounts at September 30, 1998 and December 31, 1997 is presented below:


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1998           1997
                                                      ----------     ----------
                                                            (unaudited)
Other current assets:
        Interest receivable .....................     $   12,913     $   19,401
        Prepaid insurance .......................        194,700        190,484
        Finished goods inventories ..............        322,280        178,839
        Other ...................................         55,313         28,818
                                                      ----------     ----------
               Total other current assets .......     $  585,206     $  417,542
                                                      ==========     ==========

Accrued liabilities:
        Compensation ............................     $   74,431     $  123,364
        Claims reserves .........................        829,435        829,435
        Other taxes .............................         90,960         79,604
        Other ...................................          3,027          1,131
                                                      ----------     ----------
               Total accrued liabilities ........     $  997,853     $1,033,534
                                                      ==========     ==========

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.      COMMON STOCK AND STOCK OPTIONS:

        On January 1, 1998, the Company issued 7,000 shares of Restricted Stock with a market value of $11,690 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

5.      EARNINGS (LOSS) PER COMMON SHARE:

        Earnings (loss) per common share is computed as follows:

                                                                   1998            1997
                                                              ------------    ------------
Computation of basic and diluted earnings per common share for the three months ended September 30:
    Net loss applicable to common stock ...................   $   (120,237)   $    (13,883)
                                                              ============    ============
    Weighted average number of common shares outstanding ..     14,251,012      14,244,012
    Common shares issuable under employee stock option plan           --              --
    Less shares assumed repurchased with proceeds .........           --              --
                                                              ------------    ------------
        Weighted average common shares outstanding ........     14,251,012      14,244,012
                                                              ============    ============
            Net loss per common share .....................   $      (0.01)   $       0.00
                                                              ============    ============


                                                                  1998            1997
                                                              ------------    ------------
Computation of basic and diluted earnings per common share
 for the nine months ended September 30:
    Net loss applicable to common stock ...................   $   (130,097)   $ (1,312,993)
                                                              ============    ============
    Weighted average number of common shares outstanding ..     14,251,012      14,244,012
    Common shares issuable under employee stock option plan           --              --
    Less shares assumed repurchased with proceeds .........           --              --
                                                              ------------    ------------
        Weighted average common shares outstanding ........     14,251,012      14,244,012
                                                              ============    ============
            Net loss per common share .....................   $      (0.01)   $      (0.09)
                                                              ============    ============

        Stock options outstanding of 682,500 and 724,500 at September 30, 1998 and 1997, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

6.      COMMITMENTS AND CONTINGENCIES:

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of September 30, 1998. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

TEI was incorporated in 1989 for the purpose of acquiring and operating businesses involved in various aspects of underground and above ground tank testing and related services. In 1994, the Company acquired its Energy Recovery Resources, Inc. ("ERRI") subsidiary that performs wastewater treatment. Beginning in 1995, the Company began disposing of its various tank testing-related businesses and completed this divestiture program in 1997. As of September 30, 1998, the Company's continuing operations consist of ERRI and various corporate activities. All of the Company's tank testing and related services operations are presented as discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division decreased by 5% to $731,000 during the three months ended September 30, 1998 from $770,000 during the quarter ended September 30, 1997. Such revenue contraction is mainly due to lower revenues from the sale of recycled waste oil caused by a drop in the price of oil from 1997 to 1998.

The Company sold 924,000 gallons of recycled oil during the three months ended September 30, 1998 at an average price of $0.17 per gallon versus sales of 958,000 gallons of recycled oil at an average price of $0.21 per gallon during the three months ended September 30, 1997.

Gross profit decreased by $303,000 from $296,000 during the third quarter of 1997 to a loss of $7,000 during the comparable current year quarter. Such gross profit decline is primarily due to higher maintenance, chemical, and other processing costs during the 1998 quarter caused by equipment breakdowns and operating inefficiencies.

Selling, general and administrative expenses decreased by $115,000 to $569,000 during the July to September 1998 quarter from $684,000 during the comparable quarter in 1997. This reduction is due to reduced payroll and legal costs.

Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, totaled $394,000 during the third quarter of 1998 compared to $374,000 during the prior-year quarter.

During the three months ended September 30, 1998, the Company recorded a loss of $120,000 compared to a loss of $14,000 during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

Revenues from wastewater treatment and waste oil recycling services at the Company's ERRI division increased by 11% from $2,066,000 during the nine months ended September 30, 1997 to $2,287,000 during the nine months ended September 30, 1998. Such revenue improvement is mainly due to a greater volume of wastewater processed during 1998 versus 1997.

The Company sold 2,068,000 gallons of recycled oil during the nine months ended September 30, 1998 at an average price of $0.19 per gallon versus sales of 2,548,000 gallons of recycled oil at an average price of $0.26 per gallon during the nine months ended September 30, 1997.

Gross profit increased by 14% to $574,000 during the first nine months of 1998 from $503,000 during the prior-year period. When measured as a percentage of sales, the gross margin increased to 25% during the first nine months of 1998 from 24% during 1997. Such gross profit and margin improvement is principally due to the revenue increase.

Selling, general and administrative expenses decreased by $88,000 to $1,932,000 during the January to September 1998 period from $2,020,000 during the comparable quarters of 1997 primarily due to lower legal and payroll costs.

Other income and expense, consisting mainly of interest earned on the Company's investments, and gains and losses on the disposition of fixed assets, totaled $1,163,000 during the first nine months of 1998 compared to $1,145,000 during the first nine months of 1997.

During the nine months ended September 30, 1998, the Company recorded a loss of $130,000 compared to a loss of $1,313,000 during the first nine months of 1997. Such 1997 loss includes a $990,000 provision for disposition of ESI.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash, cash equivalents, and short-term investments of $28,838,000 and had no significant cash commitments of such funds other than the normal requirements to operate the Company's continuing operations. These funds are being invested in liquid high credit quality instruments pending any decision by the Company's Board of Directors regarding the Company's future direction. For the nine months ended September 30, 1998, net cash provided by operations totaled $490,000 versus net cash used in operations of $4,032,000 during the same period in 1997. Current year cash provided by operations is the result of working capital changes totaling $759,000, and partially offset by a net loss of $130,000, and non-cash revenue and expenses of $139,000.

Working capital changes during the January to September 1998 period include the reduction of accounts payable and accrued liabilities of $313,000, primarily related to the payment of accrued compensation expenses. Working capital changes also include a decrease in income tax receivable due to the collection of such tax; and an increase in other noncurrent assets, comprised of prepaid merger expenses related to the Company's planned merger with a group of three financial services firms.

Due to the weak demand for oil in ERRI's operating area over the last nine months and the resulting low prices, its customers are experiencing declining demand and margins and are purchasing smaller volumes of reclaimed oil, despite the fact that the wastewater processing volume is increasing. As a result, ERRI has experienced increases in the levels of accounts receivable and inventory. Plans are in place to reduce accounts receivable and inventory levels over the next three months and those balances are expected to return to more normal levels; however, if oil prices remain at current levels for an extended period or if significant customers experience continued liquidity problems, ERRI may incur losses due to bad debts or excess inventory.

Capital expenditures for the first three quarters of 1998 were $614,000, mainly for the purchase of machinery and processing equipment at ERRI.

The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of September 30, 1998. In Management's opinion, the litigation and claims in which the Company is currently involved are not material to the Company's consolidated financial position, results of operations or liquidity.

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

FORWARD-LOOKING STATEMENT

The statements contained in this Form 10-Q for the quarter ended September 30, 1998 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Form 10-Q, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $1.25 million for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded an $829,000 liability for that contingency as of September 30, 1998. In Management's opinion, the total estimated litigation liability and related insurance claims are not material to the Company's consolidated financial position, results of operations, or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the Company's security holders during the third quarter ended September 30, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits:

               Exhibit 27              Financial Data Schedule

        (b) Reports on Form 8-K:
            There were no reports on Form 8-K filed during the three-month period ended September 30, 1998.

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

Date               November 16, 1998
          -----------------------------------