Form 10-Q/A
period 1998-09-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-11-19
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-1

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


                                                                          Page 1
                                                               Index to Exhibits
                                                              appears on page 14

                           TEI, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                           PAGE(S)


PART I.   FINANCIAL INFORMATION
          ITEM 1.     FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998 AND
                      DECEMBER 31, 1997 (UNAUDITED).....................................................      3
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND
                      NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED).........................      4
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
                      ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED).....................................      5
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)..................      6

          ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS.............................................................     10

PART II.  OTHER INFORMATION

          ITEM 1.     LEGAL PROCEEDINGS.................................................................     14

          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................     14

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................................     14

PART III. SIGNATURES....................................................................................     15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           TEI, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                          September 30,  December 31,
                                                                                              1998            1997
                                                                                         ------------    ------------
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.........................................................$     15,173,306    $ 12,810,100
   Short-term investments ............................................................     13,617,153      15,516,366
   Accounts receivable, net ..........................................................        675,887         639,678
   Deferred tax asset ................................................................        561,133         515,611
   Income tax receivable .............................................................           --         1,512,115
   Other current assets ..............................................................        538,206         417,542
                                                                                         ------------    ------------
                 Total current assets ................................................     30,565,685      31,411,412
PROPERTY AND EQUIPMENT, NET ..........................................................      5,008,344       4,789,141
INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION .....................................      2,133,683       2,288,479
DEFERRED TAX ASSET ...................................................................        287,296         176,383
NET ASSETS OF DISCONTINUED OPERATIONS AND
             OTHER ASSETS ............................................................        788,031         377,306
                                                                                         ------------    ------------
   Total assets......................................................................$     38,783,039    $ 39,042,721
                                                                                         ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..................................................................$        408,746    $    344,040
   Accrued liabilities ...............................................................        997,853       1,033,534
                                                                                         ------------    ------------
                 Total current liabilities ...........................................      1,406,599       1,377,574
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
    Preferred stock, $.10 par value; 10,000,000 shares authorized;
                no shares issued and outstanding .....................................           --              --
   Common stock, $.01 par value; 100,000,000 shares authorized;
                 15,206,237 and 15,199,237 shares issued at September 30, 1998 and
                December 31, 1997, respectively ......................................        152,062         151,992
   Additional paid-in capital ........................................................     33,134,997      33,123,377
   Retained earnings .................................................................      8,308,252       8,577,449
   Treasury stock at cost, 955,225 shares, at September 30, 1998 and
                December 31, 1997 ....................................................     (4,187,671)     (4,187,671)
   Net unrealized loss on investments available for sale,
      net of deferred taxes of $16,800 ...............................................        (31,200)           --
                                                                                         ------------    ------------
   Total shareholders' equity ........................................................     37,376,440      37,665,147
                                                                                         ------------    ------------
   Total liabilities and shareholders' equity........................................$     38,783,039    $ 39,042,721
                                                                                         ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                             -------------                     -------------
                                                                          1998             1997            1998            1997
                                                                    ------------     ------------     ------------     ------------
REVENUES .......................................................    $    730,993     $    769,613     $  2,287,187     $  2,066,366
COST OF SERVICES ...............................................         785,227          473,724        1,760,188        1,563,288
                                                                    ------------     ------------     ------------     ------------
     Gross profit (loss) .......................................         (54,234)         295,889          526,999          503,078
SELLING, GENERAL & ADMINISTRATIVE
     EXPENSES ..................................................         568,899          683,622        1,932,017        2,020,264
                                                                    ------------     ------------     ------------     ------------
     Loss from operations ......................................        (623,133)        (387,733)      (1,405,018)      (1,517,186)
OTHER INCOME ...................................................         393,956          373,850        1,163,186        1,145,407
                                                                    ------------     ------------     ------------     ------------
     Loss from continuing operations before income taxes .......        (229,177)         (13,883)        (241,832)        (371,779)
INCOME TAX BENEFIT .............................................         (78,340)            --            (81,135)         (48,786)
                                                                    ------------     ------------     ------------     ------------
     Loss from continuing operations ...........................        (150,837)         (13,883)        (160,697)        (322,993)
LOSS FROM DISCONTINUED OPERATIONS,
     NET OF TAX ................................................        (108,500)            --           (108,500)        (990,000)
                                                                    ------------     ------------     ------------     ------------
         Net income (loss) .....................................    $   (259,337)    $    (13,883)    $   (269,197)    $ (1,312,993)
                                                                    ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE:

     From continuing operations ................................    $      (0.01)    $       0.00     $      (0.01)    $      (0.02)

     From discontinued operations ..............................           (0.01)            0.00            (0.01)           (0.07)

                                                                    ------------     ------------     ------------     ------------
Net loss per share .............................................    $      (0.02)    $       0.00     $      (0.02)    $      (0.09)
                                                                    ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING ...............................................      14,251,012       14,244,012       14,251,012       14,244,012
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

                           TEI, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                                1998           1997
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ................................................   $   (269,197)   $ (1,312,993)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Provision for disposition of discontinued operations .......        167,000       1,500,000
           ESI operating loss charged to reserve for discontinued
              operations ..............................................           --        (1,520,070)
           Depreciation and amortization ..............................        542,541         506,071
           Net amortization of premiums and discounts on short-
              term investments ........................................       (620,047)       (553,891)
           Gain on disposal of assets .................................         (8,871)        (63,664)
           Deferred income taxes ......................................       (139,635)       (650,643)
           Common stock issued to directors ...........................         11,690          13,790
           Change in assets and liabilities:
              Decrease (increase) in accounts and note receivable,
                net ...................................................         87,195        (802,904)
              Decrease in earnings in excess of billings ..............           --           138,600
              Decrease (increase) in income tax receivable ............      1,512,115         (92,963)
              Increase in other current assets ........................       (109,707)       (516,219)
              Increase in other noncurrent assets .....................       (369,588)           --
              Decrease in accounts payable and accrued
                liabilities ...........................................       (313,473)       (677,390)
                                                                          ------------    ------------
                  Total adjustments ...................................        759,220      (2,719,283)
                                                                          ------------    ------------
                  Net cash provided by (used in) operating activities .        490,023      (4,032,276)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .............................................       (613,811)       (450,127)
     Proceeds from the sale of assets .................................         15,733       2,492,284
     Purchase of short-term investments ...............................    (21,376,663)    (25,267,818)
     Proceeds from maturities of short-term investments ...............     23,847,924      29,839,253
                                                                          ------------    ------------
                  Net cash provided by investing activities ...........      1,873,183       6,613,592
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES ..................................           --              --
                                                                          ------------    ------------
                  Net increase in cash and cash equivalents ...........      2,363,206       2,581,316
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD ...........................................................     12,810,100      11,421,710
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $ 15,173,306    $ 14,003,026
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

2.       RECENT EVENTS:

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

         The Company's wastewater treatment business is performing at levels below expectations and, should the merger referred to above be consummated, would be the only non-financial service business owned and operated by the Company. As a result, management is considering alternatives including selling Energy Recovery Resources, Inc.

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


("ERRI"), although no decision has been made. ERRI incurred an operating loss of $356,000 for the three months ended September 30, 1998, including noncash charges for depreciation and amortization of $184,000, and a $47,000 pre-tax loss to write down waste oil inventory to its estimated market value. Further inventory write-down could occur. In addition, if management is unable to improve profitability of ERRI, the goodwill associated with that business may be impaired. Should the Company elect to sell ERRI, the Company may not recover all of its investment.

3.       DISCONTINUED OPERATIONS:

         The Board of Directors of the Company elected to discontinue operations at its Engineered Systems, Inc. subsidiary ("ESI"), as of December 31, 1995. ESI's revenues and operating losses were $1,655,000 and $1,520,000, respectively, for the nine months ended September 30, 1997. Certain assets of ESI were sold on December 23, 1997, for a $500,000 note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale; however, the Company remains primarily responsible for completing such contracts. Should the purchaser's cost to complete the contracts exceed the amounts collected from the customers, the Company is liable to reimburse the purchaser for the excess contract completion costs. The Company continues to experience significant changes in these estimates and it is reasonably possible that such changes could occur in the future resulting in additional losses to the Company. The purchaser has notified the Company that delays and installation problems on several contracts have significantly increased estimated costs to complete those contracts. As a result, the Company has recorded an additional charge to discontinued operations of $109,000, net of tax to increase the liability for estimates to complete ESI projects.

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

4.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

         Additional information regarding certain balance sheet accounts at September 30, 1998 and December 31, 1997 is presented below:

                                                  September 30,   December 31,
                                                      1998            1997
                                                  ----------     ------------
                                                  (unaudited)
Other current assets:
     Interest receivable .....................    $   12,913       $   19,401
     Prepaid insurance .......................       194,700          190,484
     Finished goods inventories, net .........       275,280          178,839
     Other ...................................        55,313           28,818
                                                  ----------       ----------
         Total other current assets ..........    $  538,206       $  417,542
                                                  ==========       ==========

Accrued liabilities:
     Compensation ............................    $  112,195       $  123,364
     Claims reserves .........................       829,435          829,435
     Other taxes .............................        53,196           79,604
     Other ...................................         3,027            1,131
                                                  ----------       ----------
         Total accrued liabilities ...........    $  997,853       $1,033,534
                                                  ==========       ==========

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                 September 30, December 31,
                                                                                      1998         1997
                                                                                 ------------  ------------
                                                                                  (unaudited)
Net assets of discontinued operations and other assets:
    Capitalized merger costs ..................................................     $370,160          $--
    Net assets of discontinued operations .....................................      417,871      377,306
                                                                                    --------     --------
        Total net assets of discontinued operations and other assets ..........     $788,031     $377,306
                                                                                    ========     ========

5.   COMMON STOCK AND STOCK OPTIONS:

     On January 1, 1998, the Company issued 7,000 shares of Restricted Stock with a market value of $11,690 to seven directors of the Company, in accordance with its 1991 Nonemployee Director Plan.

6.   EARNINGS (LOSS) PER COMMON SHARE:

     Earnings (loss) per common share is computed as follows:

                                                                                      1998            1997
                                                                                 ------------    ------------
Computation of basic and diluted earnings per common share for the three months ended September 30:
     Net loss applicable to common stock .....................................   $   (259,337)   $    (13,883)
                                                                                 ------------    ------------
     Weighted average number of common shares outstanding ....................     14,251,012      14,244,012
     Common shares issuable under employee stock option plan .................           --              --
     Less shares assumed repurchased with proceeds ...........................           --              --
                                                                                 ------------    ------------
         Weighted average common shares outstanding ..........................     14,251,012      14,244,012
                                                                                 ============    ============
               Net loss per common share .....................................   $      (0.02)   $       0.00
                                                                                 ============    ============


                                                                                         1998            1997
                                                                                 ------------    ------------

Computation of basic and diluted earnings per common share for the nine months ended September 30:
     Net loss applicable to common stock .....................................   $   (269,197)   $ (1,312,993)
                                                                                 ============    ============
     Weighted average number of common shares outstanding ....................     14,251,012      14,244,012
     Common shares issuable under employee stock option plan .................           --              --
     Less shares assumed repurchased with proceeds ...........................           --              --
                                                                                 ------------    ------------
         Weighted average common shares outstanding ..........................     14,251,012      14,244,012
                                                                                 ============    ============
               Net loss per common share .....................................   $      (0.02)   $      (0.09)
                                                                                 ============    ============

         Stock options outstanding of 682,500 and 724,500 at September 30, 1998 and 1997, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

                           TEI, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.       COMMITMENTS AND CONTINGENCIES:

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

  The Company sold 874,000 gallons of recycled oil during the three months ended September 30, 1998 at an average price of $0.16 per gallon versus sales of 958,000 gallons of recycled oil at an average price of $0.21 per gallon during the three months ended September 30, 1997.

      Gross profit decreased by $350,000 from $296,000 during the third quarter of 1997 to a loss of $54,000 during the comparable current year quarter. Such gross profit decline is primarily due to higher maintenance, chemical, and other processing costs during the 1998 quarter caused by equipment breakdowns and operating inefficiencies and a $47,000 write-down of inventories to estimated market value.

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

      During the three months ended September 30, 1998, the Company recorded a loss of $259,000 compared to a loss of $14,000 during the third quarter of 1997. The 1998 loss includes a $109,000 charge to discontinued operations to increase the liability estimates to complete its ESI projects.

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

      The Company sold 2,052,000 gallons of recycled oil during the nine months ended September 30, 1998 at an average price of $0.17 per gallon versus sales of 2,548,000 gallons of recycled oil at an average price of $0.21 per gallon during the nine months ended September 30, 1997.

      Gross profit increased by 5% to $527,000 during the first nine months of 1998 from $503,000 during the prior-year period. When measured as a percentage of sales, the gross margin decreased to 23% during the first nine months of 1998 from 24% during 1997. Such gross profit improvement is principally due to the revenue increase partially offset by increased costs for the three months ended September 30, 1998 as described above.

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

      During the nine months ended September 30, 1998, the Company recorded a loss of $269,000 compared to a loss of $1,313,000 during the first nine months of 1997. Such 1997 loss includes a $990,000 provision for disposition of ESI. The 1998 loss includes a $109,000 charge to discontinued operations to increase the liability for estimates to complete ESI projects.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had cash, cash equivalents, and short-term investments of $28,790,000 and had no significant cash commitments of such funds other than the normal requirements to operate the Company's continuing operations. These funds are being invested in liquid high credit quality instruments pending any decision by the Company's Board of Directors regarding the Company's future direction. For the nine months ended September 30, 1998, net cash provided by operations totaled $490,000 versus net cash used in operations of $4,032,000 during the same period in 1997. Current year cash provided by operations is the result of working capital changes totaling $807,000, and partially offset by a net loss of $269,000, and non-cash revenue and expenses of $47,000.

      Working capital changes during the January to September 1998 period include the reduction of accounts payable and accrued liabilities of $313,000, primarily related to the payment of accrued compensation expenses. Working capital changes also include a decrease in income tax receivable due to the collection of such tax; and an increase in other noncurrent assets, comprised of prepaid merger expenses related to the Company's planned merger with a group of three financial service firms.

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

      In December 1997, the Company sold certain assets of ESI for a $500,000 interest-bearing note due in 2002. The purchaser also agreed to complete customer contracts in process at the date of sale; however, the

Company remains primarily responsible for these contracts. Should the purchasers' cost to complete the contracts exceed the amount remaining to be collected from customers of approximately $2,000,000, the Company will be required to reimburse the purchaser, which will result in losses to the Company. The Company continues to experience significant changes in these estimates and it is reasonably possible that such changes could occur in the future resulting in additional losses to the Company. The purchaser has notified the Company that delays and installation problems on several contracts have significantly increased estimated costs to complete those contracts. As a result, the Company has recorded an additional charge to discontinued operations of $109,000, net of tax to increase the liability estimates to complete its ESI projects.

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

      The Company's wastewater treatment business is performing at levels below expectations and, should the merger referred to above be consummated, would be the only non-financial service business owned and operated by the Company. As a result, management is considering alternatives including selling ERRI, although no decision has been made. ERRI incurred an operating loss of $356,000 for the three months ended September 30, 1998, including noncash charges for depreciation and amortization of $184,000, and a $47,000 pre-tax loss to write-down waste oil inventory to its estimated market value. Further inventory write-down could occur. In addition, if management is unable to improve profitability of ERRI, the goodwill associated with that business may be impaired. Should the Company elect to sell ERRI, the Company may not recover all of its investment.

YEAR 2000 IMPACT

      The "Year 2000" problem refers to the inability of computer programs to correctly interpret the century from a date in which the year is represented by only two digits. A computer system that is not Year 2000 compliant could not correctly process certain data, or in extreme situations, could disable the entire system.

      TEI has developed the following multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems and embedded chip technology at its ERRI liquid waste facility:

Phase I:   Identify and evaluate all IT systems and embedded chip technology according to their potential business impact.
Phase II:  Identify IT systems and embedded chip technology that use date functions and assess them for Year 2000 functionality.
Phase III: Reprogram or replace equipment/systems, where necessary, to ensure
            Year 2000 readiness.
Phase IV:  Test code modifications and material equipment/systems to ensure successful operation in a post-1999 environment.

Phase V: Adoption of contingency plans in the case of potential Year 2000 failures.

      TEI has completed Phase I and is now identifying IT systems and embedded chip technology using date functions and assessing them for Year 2000 compliance under Phase II. In addition, in 1992, TEI purchased and developed new accounting software, which it has tested and believes is Year 2000 compliant.

      TEI relies on many third-party vendors and suppliers for a variety of goods and services, including operating supplies, banking, telecommunications and utilities, such as water and electricity. Many of TEI's operations would be adversely affected if these supplies and services were curtailed as a result of a vendor's or supplier's Year 2000 problems. TEI is contacting those third party vendors and suppliers whose services, if curtailed, would have an adverse effect of TEI, to ensure that they have an effective plan to address the Year 2000 problem. However, TEI has received to date little information from these vendors and suppliers and does not have sufficient information to assess whether its third-party relationships will be Year 2000 ready. TEI intends to make further inquiry in February 1999 with those material vendors and suppliers who do not respond by January 31, 1999.

      TEI has incurred approximately $6,000 for Year 2000 costs as of September 30, 1998, and estimates that its total Year 2000 costs will not exceed $100,000. The Company expects cash on hand, cash from operations and available borrowing to be sufficient to fund these expenditures.

      If TEI's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process customer orders, process financial transactions, bill customers or report accurate data to management, shareholders and customers, as well as business interruptions or shutdowns, financial losses and litigation related to Year 2000 issues.

      TEI has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of this process, TEI plans to develop reasonably likely failure scenarios for its critical IT systems, embedded chip technology in its ERRI liquid waste facility, and material third-party relationships. Once these scenarios are identified, TEI will develop plans designed to reduce the impact to TEI, and provide methods of returning to normal operations, if one or more of those scenarios occur. TEI cannot guarantee that it will be able to resolve all of its Year 2000 issues, and any critical unresolved Year 2000 issues at TEI or any of its material third parties could have a material adverse effect on TEI's results of operations and financial condition. TEI expects its contingency and recovery planning to be substantially complete by September 30, 1999.

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


TEI, INC.




By            /s/ DONALD R. CAMPBELL
      -----------------------------------------
                Donald R. Campbell
                    President,
             Chief Executive Officer,
      Chief Operating Officer, and Secretary
       (Principal Executive, Financial, and
                Accounting Officer)

Date             November 19, 1998
      -----------------------------------------