Form 10-Q/A
period 1998-09-30
TANKNOLOGY ENVIRONMENTAL INC /TX/
filed 1998-11-20
CIK 867888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-2

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

         NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Initial adoption of this standard had no impact on the Company's financial statements. Comprehensive income (loss) was $(300,397) and $(1,312,993) for the nine months ended September 30, 1998 and 1997, respectively.

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

YEAR 2000 IMPACT

      The "Year 2000" problem refers to the inability of computer systems and applications to correctly interpret the century from a date in which the year is represented by only two digits. A computer system or application that is not Year 2000 compliant could not correctly process certain data, or in extreme situations, could disable the entire system.

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

Date             November 20, 1998
      -----------------------------------------